Form 10QSB
period 2000-03-31
ALLIANCE HEALTHCARD INC
filed 2000-05-11
CIK 1087216

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                      OR


   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___


                      Commission File Number  0001087216


                           Alliance HealthCard, Inc.
            (Exact name of registrant as specified in its charter)


            GEORGIA                                  58-2445301
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)


               3500 Parkway Lane, Suite 310, Norcross, GA 30092
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code: (770) 734-9255


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___ No  X
                                                               ---


Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

              Class                                Outstanding at May 12, 2000
              -----                                ---------------------------
Common Stock, $.001 par value                               1,099,800

                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

             Condensed Balance Sheets as of March 31, 2000 and September 30, 1999              3

             Condensed Statements of Operations for the Three Months Ended and the
               Six Months Ended March 31, 2000 and 1999 and the Period From
               Inception (September 30, 1998) Through March 31, 2000                           4

             Condensed Statements of Cash Flows for the Six Months Ended March 31,
               2000 and 1999 and the Period From Inception (September 30, 1998) Through
               March 31, 2000                                                                  5

             Notes to Condensed Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                         7

Item 3.    Quantitative and Qualitative Disclosure of Market Risk                              8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                    8

Signatures                                                                                     9

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets

                                                            March 31,            September 30,
                                                              2000                   1999
                                                         ---------------        ---------------
Assets
Current assets:
  Cash and cash equivalents                              $       112,460        $       532,782
  Accounts receivable                                              4,771                      -
  Prepaid expenses and other current assets                       20,341                  2,277
                                                         ---------------        ---------------
Total current assets                                             137,572                535,059

Furniture and equipment, net                                      11,953                  9,176
Other assets                                                       6,357                      -
                                                         ---------------        ---------------
Total assets                                             $       155,882        $       544,235
                                                         ===============        ===============


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                       $        13,126        $        27,259
  Accrued compensation and benefits                               56,003                 51,436
  Other accrued liabilities                                       15,003                      -
  Current portion of capital lease
    Obligations                                                    3,120                  3,132
                                                         ---------------        ---------------
Total current liabilities                                         87,252                 81,827

Capital lease obligation                                           3,659                  4,523

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
      10,000,000 shares authorized;
      1,099,800 shares issued and
      outstanding at March 31, 2000
       and September 30, 1999                                      1,100                  1,100
  Additional paid-in-capital                                   1,014,010              1,014,010
  Deficit accumulated during
     development stage                                          (950,139)              (557,225)
                                                         ---------------        ---------------

Total stockholders' equity                                        64,971                457,885
                                                         ---------------        ---------------
Total liabilities and stockholders'
  Equity                                                 $       155,882        $       544,235
                                                         ===============        ===============

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statement of Operations

                                                                                                            Period From
                                                                                                             Inception
                                            Three Months Ended March 31,   Three Months Ended March 31,     September 30,
                                            ----------------------------   ----------------------------
                                                                                                            1998) Through
                                               2000              1999         2000              1999        March 31, 2000
                                            ----------        ----------   -----------       ----------    ----------------
Net revenues                                $    2,700        $        -   $     2,700       $        -    $          2,700
Direct costs                                    25,867            17,040        46,476           17,040             133,500
                                            ----------        ----------   -----------       ----------    ----------------

Gross Profit                                   (23,167)          (17,040)      (43,776)         (17,040)           (130,800)

Marketing and sales expenses                    37,528                 -        57,054                -              87,663
General and administrative expenses            165,992            99,120       297,940          108,621             742,319
                                            ----------        ----------   -----------       ----------    ----------------

Operating loss                                (226,687)         (116,160)     (398,770)        (125,661)           (960,782)

Interest income, net                             2,029                 -         5,857                -              10,644
                                            ----------        ----------   -----------       ----------    ----------------

Net loss                                    $ (224,658)       $ (116,160)  $  (392,913)      $ (125,661)   $       (950,138)
                                            ==========        ==========   ===========       ==========    ================

Per share data:
 Basic loss                                 $    (0.20)       $    (0.17)  $     (0.36)      $    (0.19)   $          (1.14)
                                            ==========        ==========   ===========       ==========    ================

 Diluted loss                               $    (0.20)       $    (0.17)  $     (0.36)      $    (0.19)   $          (1.14)
                                            ==========        ==========   ===========       ==========    ================

Basic and diluted weighted
  average shares outstanding                 1,099,800           696,933     1,099,800          649,055             829,871
                                            ==========        ==========   ===========       ==========    ================

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flow

                                                                                            Period From
                                                                                             Inception
                                                                                           (September 30,
                                                              Six Months Ended March 31,   1998) Through
                                                              --------------------------
                                                                 2000            1999       March 31, 1999
                                                              ----------      ----------    --------------
Cash flows from operating activities:

Net loss                                                      $ (392,913)     $ (125,661)   $     (950,138)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                   2,217               -             4,326
   Warrants issued in connection with consulting
    services                                                           -               -            60,200
Changes in assets and liabilities:
   Accounts receivable                                            (4,771)              -            (4,771)
   Prepaid expenses and other assets                             (24,421)         (1,459)          (26,698)
   Accounts payable                                              (14,133)         12,264            13,126
   Accrued compensation and benefits                               4,567           7,411            56,003
   Other accrued liabilities                                      15,003               -            15,003
                                                              ----------      ----------    --------------

Net cash used in operating activities                           (414,451)       (107,445)          832,949
                                                              ----------      ----------    --------------
Cash flows from investing activities:
   Capital expenditures                                           (4,994)         (1,277)           (6,888)
                                                              ----------      ----------    --------------

Net cash used in investing activities                             (4,994)         (1,277)           (6,888)
                                                              ----------      ----------    --------------

Cash flows from financing activities:
   Borrowings from short-term debt                                     -          22,500            22,500
   Repayment of short-term debt                                        -               -           (22,500)
   Sale of membership units                                            -          99,892           100,000
   Sale of stock and other issuances                                   -               -           854,910
   Repayment of capital lease obligation                            (877)              -            (2,613)
                                                              ----------      ----------    --------------
Net cash provided by (used in) financing activities                 (877)        122,392           952,297
                                                              ----------      ----------    --------------

Net increase (decrease) in cash and cash equivalents            (420,322)         13,670           112,460
Cash and cash equivalents, at beginning of year                  532,782               -                 -
                                                              ----------      ----------    --------------

Cash and cash equivalents, at end of period                   $  112,460      $   13,670    $      112,460
                                                              ==========      ==========    ==============

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements

                            March 31, 2000 and 1999
                                  (Unaudited)


(1)  Description of the Business

     Alliance HealthCard, Inc. (the "Company") was organized on September 30, 1998 to provide comprehensive health care services through provider networks at discounts to patients for services not covered by their primary health insurance. The Company was originally formed as a limited liability corporation and was reorganized into a Georgia corporation in February 1999. The Company's operations to date have been focused on organizational and market development activities; therefore, the Company is considered a development stage company for financial reporting purposes. The Company filed a Form 10-SB on March 24, 2000 which was accepted by the Securities and Exchange Commission with an effective date of May 24, 2000.

(2)  Significant Accounting Policies

     The accompanying financial statements are unaudited and have been prepared by management of Alliance HealthCard, Inc. (the "Company" in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the period from inception (September 30, 1998) through December 31, 1999. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents, has been omitted.

     Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three and six month periods ended March 31, 2000 and 1999 and the period from inception (September 30, 1998) through March 31, 2000 because the Company's potentially dilutive securities are antidilutive in such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a development stage company, which commenced operations in September 1998. The Company is currently engaged in the business of sales of membership cards to individuals through agents, brokers, third party administrators, associations, employers, and direct sales. The card enables individuals to receive discounts from a network of providers for a wide range of services in seven major categories: dental, vision, pharmacy, cosmetic surgery, chiropractic, alternative medicine/health life style and hearing. The Company has financed its operations to date through the sale of its securities.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The Company is a development stage company and began sales of membership cards in November 1999. Net revenues for the company increased to $2,700 for the three months ended March 31, 2000, which represent sales of approximately 185 membership cards.

     Gross profit decreased $6,127 to a loss of $23,167 for the three months ended March 31, 2000 from a loss of $17,040 for the same three months in the prior year attributable to expenses incurred to continue developing the Company's provider network.

     Marketing and sales expenses increased to $37,528 for the three months ended March 31, 2000. The Company did not incur any marketing and sales expenses for the three months ended March 31, 1999. The Company is currently promoting card sales through agents/brokers, insurance companies, associations, the internet and direct sales in the United States. Expenses for the three months ended March 31, 2000 included expenses for sales personnel, trade shows and marketing collateral.

     General and administrative expenses increased to $165,992 for the three months ended March 31, 2000 from $99,120 in the same prior year period. The increase is attributable to additional personnel and other expenses incurred to continue to develop the operations of the Company.

     Interest income increased to $2,029 for the three months ended March 31, 2000, due to interest earned from the investment of cash received from the sale of the Company's unregistered securities in the second and third quarters of 1999.

     The Company reported a net loss of $224,658 for the three months ended March 31, 2000 compared to $116,160 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for network development, sales and marketing, and card administration.


Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

     Net revenues for the company increased to $2,700 for the six months ended March 31, 2000, which represent sales of approximately 185 membership cards. The Company continues to develop and implement its provider network.

     Gross profit decreased $26,736 to a loss of $43,776 for the six months ended March 31, 2000 from a loss of $17,040 for the same six month period in the prior year. The decline in gross profit was attributable to the expenses incurred in developing the network of service providers of the Company.

     Marketing and sales expenses increased to $57,054 for the six months ended March 31, 2000. The Company did not incur any marketing and sales expenses for the six months ended March 31, 1999. The Company is currently promoting card sales through agents/brokers, insurance companies, associations, the internet and direct sales in the United States.

     General and administrative expenses increased to $297,940 for the six months ended March 31, 2000 from $108,621 in the same prior year period. The increase is primarily attributable to additional personnel expenses incurred to develop the operations of the Company.

     Interest income increased to $5,857 for the six months ended March 31, 2000, due to interest earned from the investment of cash received from the sale of the Company's unregistered securities in 1999.

     The Company reported a net loss of $392,913 for the six months ended March 31, 2000 compared to $125,661 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop the infrastructure of the Company for network development, sales and marketing, and card administration.

Liquidity and Capital Resources

     The Company's operations used cash of $414,451 for the six months ended March 31, 2000. The Company's net working capital was $50,320 during the six months ended March 31, 2000, from $453,232 at September 30, 1999.

     The Company's investing activities used cash of $4,994 for the six months ended March 31, 2000 for capital expenditures primarily for office furniture in connection with the increase in additional personnel.

     The Company's financing activities used cash of $877 for principal payments on capital leases for equipment.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company is a development stage business and has not yet achieved profitable operations. The Company intends to fund its ongoing development and operations through a combination of sales and borrowings for the next twelve months. The Company has a commitment from Suntrust Bank in Atlanta, Georgia for a line of credit of $400,000 to be secured by personal guaranties by certain officers of the Company and certain members of the board of directors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith:

     (27)  Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Alliance HealthCard, Inc.


May 12, 2000                            By:  /s/ Robert D. Garces
                                             --------------------------------
                                        Robert D. Garces
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


May 12, 2000                            By:  /s/ Rita McKeown
                                             --------------------------------
                                        Rita McKeown
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)