Form 10QSB
period 2000-06-30
ALLIANCE HEALTHCARD INC
filed 2000-08-10
CIK 1087216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB



             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGEACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       OR


    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the transition period from     to
                                                  ---    ---

                       Commission File Number  0001087216


                           Alliance HealthCard, Inc.
             (Exact name of registrant as specified in its charter)


                        GEORGIA                           58-2445301
           (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)              Identification No.)


               3500 Parkway Lane, Suite 310, Norcross, GA  30092
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:   (770) 734-9255


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
                requirements for the past 90 days.  Yes  X   No
                                                        ---     ---


Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

          Class                                  Outstanding at August 11, 2000
          -----                                  ------------------------------
Common Stock, $.001 par value                              1,099,800

                                     INDEX

                                                                                                            PAGE
                                                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

             Condensed Balance Sheets as of June 30, 2000 and September 30, 1999                             3

             Condensed Statements of Operations for the Three Months Ended and the
                Nine Months Ended June 30, 2000 and 1999 and the Period From
                Inception (September 30, 1998) Through June 30, 2000                                         4

             Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2000
                and 1999 and the Period From Inception (September 30, 1998) Through
                June 30, 2000                                                                                5

             Notes to Condensed Financial Statements                                                         6

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                        7

Item 3.    Quantitative and Qualitative Disclosure of Market Risk                                            8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                  8

Signatures                                                                                                   9

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets



                                                                June 30,                     September 30,
                                                                  2000                            1999
                                                              -----------                     -----------
Assets
Current assets:
  Cash and cash equivalents                                   $   17,828                       $  532,782
  Accounts receivable, net of allowance for
      doubtful accounts of $1,500 in 2000                         22,780                                -
  Prepaid expenses and other current assets                       22,390                            2,277
                                                              ----------                       ----------
Total current assets                                              62,998                          535,059

Furniture and equipment, net                                      28,098                            9,176
Other assets                                                       6,357                                -
                                                              ----------                       ----------
Total assets                                                  $   97,453                       $  544,235
                                                              ==========                       ==========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                            $   40,512                       $   27,259
  Accrued compensation and benefits                               66,009                           51,436
  Other accrued liabilities                                       10,051                                -
  Current portion of capital lease
    obligations                                                    3,292                            3,132
  Line of credit                                                 100,000                                -
                                                              ----------                       ----------
Total current liabilities                                        219,864                           81,827

Capital lease obligation                                           2,739                            4,523

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
      10,000,000 shares authorized;
      1,099,800 shares issued and
      outstanding at June 30, 2000
       and September 30, 1999                                      1,100                            1,100
  Additional paid-in-capital                                   1,014,010                        1,014,010
  Deficit accumulated during
     development stage                                        (1,140,260)                        (557,225)
                                                             -----------                       ----------


Total stockholders' equity                                      (125,150)                         457,885
                                                             -----------                       ----------
Total liabilities and stockholders'
  Equity                                                     $    97,453                       $  544,235
                                                             ===========                       ==========

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statement of Operations


                                                                                                         Period From
                                                                                                          Inception
                                           Three Months Ended June 30,   Nine Months Ended June 30,     September 30,
                                           ---------------------------   --------------------------     1998) Through
                                                2000          1999           2000          1999         June 30, 2000
                                            -----------    ----------    ------------    ----------     -------------
Net revenues                                $     5,180     $       -     $    7,880     $       -       $     7,880
Direct costs                                     23,777        21,280         70,253        38,320           157,277
                                            -----------     ---------     ----------     ---------        ----------

Gross Profit                                    (18,597)      (21,280)       (62,373)      (38,320)         (149,397)

Marketing and sales
  expenses                                       36,900           439         93,954           439           124,563
General and administrative
  expenses                                      134,463       143,382        432,403       252,003           876,782
                                            -----------     ---------     ----------     ---------        ----------

Operating loss                                 (189,960)     (165,101)      (588,730)    $(290,762)       (1,150,742)

Interest, net                                      (162)            -          5,696             -            10,482
                                            -----------     ---------     ----------     ---------        ----------

Net loss                                    $  (190,122)    $(165,101)    $ (583,034)    $(290,762)      $(1,140,260)
                                            ===========     =========     ==========     =========       ===========

Per share data:
 Basic loss                                 $     (0.17)    $   (0.20)    $    (0.53)    $   (0.41)      $     (1.24)
                                            ===========     =========     ==========     =========       ===========

 Diluted loss                               $     (0.17)    $   (0.20)    $    (0.53)    $   (0.41)      $     (1.24)
                                            ===========     =========     ==========     =========       ===========

Basic and diluted weighted
  average shares outstanding                  1,099,800       810,542      1,099,800       704,750           917,063
                                            ===========     =========     ==========     =========       ===========


The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flow



                                                                                             Period From
                                                                                              Inception
                                                              Nine Months Ended June 30,   (September 30,
                                                              --------------------------   1998) Through
                                                                  2000         1999        June 30, 2000
                                                              ----------    ----------    ---------------
Cash flows from operating activities:

Net loss                                                       $(583,034)    $(290,762)       $(1,140,260)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                   3,571             -              5,680
   Warrants issued in connection with consulting
    services                                                           -             -             60,200
Changes in assets and liabilities:
   Accounts receivable                                           (22,780)            -            (22,780)
   Prepaid expenses and other assets                             (26,470)       (2,877)           (28,747)
   Accounts payable                                               13,253         2,058             40,512
   Accrued compensation and benefits                              14,573        24,552             66,009
   Other accrued liabilities                                      10,051             -             10,051
                                                               ---------     ---------        -----------

Net cash used in operating activities                           (590,836)     (267,029)        (1,009,335)
                                                               ---------     ---------        -----------

Cash flows from investing activities:
   Capital expenditures                                          (22,494)       (1,277)           (24,387)
                                                               ---------     ---------        -----------

Net cash used in investing activities                            (22,494)       (1,277)           (24,387)
                                                               ---------     ---------        -----------

Cash flows from financing activities:
   Borrowings from short-term debt                               100,000        22,500            122,500
   Repayment of short-term debt                                        -       (22,500)           (22,500)
   Sale of membership units                                            -       716,000            100,000
   Sale of stock and other issuances                                   -             -            854,910
   Repayment of capital lease obligation                          (1,624)            -             (3,360)
                                                               ---------     ---------        -----------
Net cash provided by financing activities                         98,376       716,000          1,051,550
                                                               ---------     ---------        -----------

Net (decrease) increase in cash and cash equivalents            (514,954)      447,694             17,828
Cash and cash equivalents, at beginning of year                  532,782             -                  -
                                                               ---------     ---------        -----------

Cash and cash equivalents, at end of period                    $  17,828     $ 447,694        $    17,828
                                                               =========     =========        ===========

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements

                             June 30, 2000 and 1999
                                  (Unaudited)



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

(2)  Significant Accounting Policies

     The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the period from inception (September 30, 1998) through December
     31, 1999.   Footnote disclosure, which would substantially duplicate the disclosure contained in those documents, has been omitted.

     Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three and nine month periods ended June 30, 2000 and 1999 and the period from inception (September 30, 1998) through June 30, 2000 because the Company's potentially dilutive securities are antidilutive in such periods.

(3)  Credit Agreement

     On May 17, 2000 the Company entered into a $500,000 credit agreement with Suntrust Bank in Atlanta, Georgia to be secured by certain Directors of the Company in exchange for stock warrants. Refer to the Liquidity and Capital Resources section of Item 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company is a development stage company, which commenced operations in September 1998. The Company is currently engaged in the business of sales of membership cards to individuals through agents, brokers, third party administrators, associations, employers, and direct sales. The card enables individuals to receive discounts from a network of providers for a wide range of services in seven major categories: dental, vision, pharmacy, cosmetic surgery, chiropractic, alternative medicine/health life style and hearing. The Company has financed its operations to date through the sale of its securities and a line of credit secured on May 17, 2000.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     The Company is a development stage company and began sales of membership cards in November 1999. Net revenues for the company increased to $5,180 for the three months ended June 30, 2000.

     Gross profit increased $2,683 to a loss of $18,597 for the three months ended June 30, 2000 from a loss of $21,280 for the same three months in the prior year attributable to expenses incurred to continue expanding the Company's provider network.

     Marketing and sales expenses increased to $36,900 for the three months ended June 30, 2000 from $439 in the same prior year period. The Company is currently promoting card sales through agents/brokers, insurance companies, associations, the internet and direct sales in the United States. Expenses for the three months ended June 30, 2000 included expenses for sales personnel, trade shows and marketing collateral.

     General and administrative expenses decreased to $134,463 for the three months ended June 30, 2000 from $143,382 in the same prior year period, which is primarily attributable to a decrease in outside printing expenses.

     Interest expense increased to $162 for the three months ended June 30, 2000, due to interest expense incurred on the line of credit effective May 17, 2000.

     The Company reported a net loss of $190,122 for the three months ended June 30, 2000 compared to $165,101 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for network development, sales and marketing, and card administration.


Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

     Net revenues for the company increased to $7,880 for the nine months ended June 30, 2000. The Company began sales of membership cards in November 1999 and continues to expand its provider network.

     Gross profit decreased $24,053 to a loss of $62,373 for the nine months ended June 30, 2000 from a loss of $38,320 for the same nine month period in the prior year. The decline in gross profit was attributable to the expenses incurred in developing the network of service providers of the Company.

     Marketing and sales expenses increased to $93,954 for the nine months ended June 30, 2000 from $439 in the same prior year period. The Company is currently promoting card sales through agents/brokers, insurance companies, associations, the internet and direct sales in the United States.

     General and administrative expenses increased to $432,403 for the nine months ended June 30, 2000 from $252,003 in the same prior year period. The increase is primarily attributable to additional personnel expenses incurred to develop the operations of the Company.

     Interest income, net increased to $5,696 for the nine months ended June 30, 2000, due to interest earned from the investment of cash received from the sale of the Company's unregistered securities in 1999.

     The Company reported a net loss of $583,035 for the nine months ended June 30, 2000 compared to $290,762 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop the infrastructure of the Company for network development, sales and marketing, and card administration.

Liquidity and Capital Resources

     The Company's operations used cash of $590,836 for the nine months ended June 30, 2000. The Company's net working capital was ($156,867) during the nine months ended June 30, 2000, from $453,232 at September 30, 1999.

     The Company's investing activities used cash of $22,494 for the nine months ended June 30, 2000 for capital expenditures for office equipment and furniture in connection with the in-house card administration function and an increase in additional personnel.

     The Company's financing activities provided cash of $98,376 primarily from the $500,000 line of credit from Suntrust Bank.

     On May 17, 2000 the Company entered into a credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility to be secured by personal guaranties from certain directors of the Company in exchange for common stock warrants. The credit agreement matures on March 31, 2001 and bears an interest rate of 9.5% per annum. Interest only payments will begin on June 17, 2000 and will continue at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on March 31, 2001. The working capital facility will be used to continue to provide on-going capital to fund network development, sales and marketing, card administration and general and administrative expenses.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing
market developments.   The Company is a development stage business and has not
yet achieved profitable operations. The Company believes that with the completion of the credit agreement discussed above combined with cash flows from operations, there will be adequate cash resources to finance continuing operations and the ongoing development of the Company for the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are filed herewith:

         (4.1)    Loan and Security Agreement, $500,000, working capital
                  facility, provided by Suntrust Bank, Atlanta, Georgia
         (4.2)    2000 Stock Option Plan
         (6.4)    Form of Non-qualified Stock Option Agreement
         (6.5)    Form of Incentive Stock Option Agreement
         (6.6)    Form of Stock Warrant Agreement
         (27)     Financial Data Schedule

The Company filed a report on Form 8-K on August 10, 2000 disclosing a change in auditors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           Alliance HealthCard, Inc.


August 10, 2000            By:  /s/ Robert D. Garces
                                --------------------
                           Robert D. Garces
                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)


August 10, 2000            By:  /s/ Rita McKeown
                                ----------------
                           Rita McKeown
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)