Form 10KSB
period 2000-09-30
ALLIANCE HEALTHCARD INC
filed 2000-12-29
CIK 1087216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

    (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2000
                                      or

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                      Commission File Number  0001087216

                           Alliance HealthCard, Inc.
            (Exact name of registrant as specified in its charter)

            GEORGIA                                   58-2445301
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)       Identification No.)

               3500 Parkway Lane, Suite 310, Norcross, GA  30092
             (Address of principal executive offices and zip code

     Registrant's telephone number, including area code:   (770) 734-9255

      Securities registered pursuant to Section 12 (b) of the Act:  None
      Securities to be registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.001 Par Value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
     during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                             -

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Registrant's revenues for the fiscal year ended September 30, 2000 were $9,383.

 Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant's common stock on December 22, 2000 was
                                  $4,949,100.
                                  -----------

 Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

     Class                               Outstanding at December 22, 2000
     -----                               --------------------------------
Common Stock, $.001 par value                    3,299,400

     Transitional Small Business Disclosure Format (Check One): Yes X No _
                                                                    -

                           ALLIANCE HEALTHCARD, INC.

                                 FORM 10-K-SB

                                     INDEX

PART I........................................................................................................................
  ITEM 1.  BUSINESS...........................................................................................................  3
  ITEM 2.  PROPERTIES.........................................................................................................  8
  ITEM 3.  LEGAL PROCEEDINGS..................................................................................................  8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................................  9

PART II.......................................................................................................................
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............................................  9
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS FO FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................. 10
  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................................ 11
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............................... 25

PART III......................................................................................................................
  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................................. 25
  ITEM 10. EXECUTIVE COMPENSATION............................................................................................. 28
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................................... 29
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................................... 30
  ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................................... 30

SIGNATURES.................................................................................................................... 31

ITEM 1.  BUSINESS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

     Alliance HealthCard, Inc. was formed in 1998 to participate in the multi-billion dollar health care industry. Originally formed as a limited liability company, the Company was reorganized into a corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts and other substantial benefits for health-related products and services from a network of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans which provide primary health insurance, but do not provide insurance coverage for other health related services and products. The Company's health programs will be primarily marketed to consumers through arrangements with consumer driven organizations such as retail pharmacies, banks, associations, credit card organizations and e-commerce companies. The Company combines marketing innovation, management expertise and entrepreneurial energy to create flexible health membership programs.

     The Company believes that through a confluence of market forces, millions of Americans have found themselves economically deprived of healthcare services that would enhance the quality of their lives. The Company offers consumers who previously had no or limited access to certain health care services improved access to those healthcare services for themselves and their families. The Company has organized a network of providers of health care services and products (the "providers"), which offer substantial discounts to subscribers to Alliance HealthCard products (sometimes hereinafter referred to as "cardholders" and "members").

Membership Service Programs

     The Company offers memberships primarily on an individual basis. Individual memberships are marketed by the Company to consumers through retail establishments, banks, credit card companies, direct mail campaigns, associations and the Internet.

     Through Alliance's provider network, holders of either the Alliance Gold or Platinum HealthCard will be offered discounts for products and services ranging from 10% to 60% depending on the area of coverage and the specific procedure. Below is an example of the range of discounts in major service categories:

                             Discount Off                          Discount Off
    Service                     Retail        Service                 Retail
--------------------------------------------------------------------------------
Dental Care                     15-40%    Orthodontics                 23-35%
Vision Care                               Massage Therapy              25-35%
     Prescription eyeglasses    10-60%    Physical Therapy             15-20%
     Contact Lenses             10-60%    Health Clubs                 25-40%
     Sunglasses                 20-50%    Acupuncture                  25-40%
Lasik (vision correction)       10-30%    Alternative Medicine         25-35%
Hearing Aids                    15-40%    Diagnostic Centers           25-35%
Prescription Drugs              10-50%    Pain Management              10-30%
Chiropractic Care               30-50%    Personal Training            10-30%
Mental Health/Life Care         10-30%    Nutritionist                 10-30%
Electrolysis                    10-30%    Weight Loss Centers          10-30%
Nurse Help Line           Complementary

     In general, members subscribe for renewable one-year memberships in the Company's programs. When consumers agree to enroll in a program, they generally receive a trial membership. During the trial membership, the member may use the program's services without obligation, as outlined in a membership brochure received by mail along with a membership card and membership identification number. The brochure outlines in detail the benefits that the service offers and contains toll free numbers that may be called to access service benefits and information. In the event that a consumer elects not to participate in the service, he or she can call a toll free number during the trial period to cancel the service without charge. Trial memberships are generally for a period of 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership. The Company does not record any revenue with respect to trial memberships.

     The consumer is charged the monthly or annual membership fee upon enrollment in a program. In the event that the member does cancel the membership during the initial trial membership, a full refund of the fee is generated at that time. During the course of an initial annual membership term or renewal term, a member is free to cancel a membership in the program, generally for a prorated refund of the membership fee for the remaining period.

The Network

     The Company has recruited providers who offer discounts to members of the Alliance HealthCard plan. The provider network offers a diversified range of services in seven major categories: dental, vision, pharmacy, chiropractic, alternative medicine/healthy life style, and hearing. A careful analysis of the health care needs and demographics of potential plan members guides the future recruitment process of providers. Once recruited, the Company believes that the Company's programs will provide the opportunity for the providers to reach a large number of demographically attractive members at a minimal incremental marketing cost to the providers that many could not otherwise achieve without significant effort and expense. Members coming to the provider pay cash (or by credit card) at the time of service. The Alliance HealthCard offers simplicity for the provider staff by eliminating forms to complete, reports to file, and most importantly, there are no receivables to manage.

     At the present time, the Company has provider agreements throughout the United States that provide access to approximately 40,000 pharmacies, 8,000 optical centers, 6,000 chiropractic doctors, 200,000 medical doctors, 10,000 dentists, 15,000 alternative medicine and over 75,000 other service providers.


                                    PRODUCTS


The Alliance Health Gold Card

     The Alliance Health Gold Card is designed to meet the needs of the insured and underinsured consumer. This consumer relies upon traditional coverage to pay for the health care items representing the greatest cost - hospitalization and the services of traditional medical doctors. The Company offers up to twenty-two service classifications that are often excluded from - or limited by - this type of health care coverage.

The Alliance Health Platinum Card

     The Alliance Health Platinum Card is designed to meet the needs of the uninsured consumer. While this type of consumer can benefit from the services offered to Gold cardholders the Company believes that they will also want a vehicle to control the cost of traditional medical doctor services. The Platinum Card is designed to be that vehicle. In addition to the Gold Card services, the Platinum Card includes an extensive network of primary care physicians and specialists who provide their services at a discount from their usual and customary rates. Some of these specialties include cardiology, orthopedics, obstetrics, pediatrics, surgical, and internal medicine.

Member Service

     The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client which offered the service program. Currently, the Company maintains a call center in Atlanta, Georgia. The Company's service center is available to members, toll free, 10 hours a day, five days a week. All new membership service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through both its training programs, its systems and its software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company also works closely with its vendors' customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

                               INDUSTRY OVERVIEW

The Insured

     The Company believes that a large number of individuals in the United States are classified as insured who have traditional health care coverage.
Most often, that coverage is provided by an employer or by the consumer's being demographically eligible for governmental programs such as Medicare and Medicaid. While such coverage is usually satisfactory, it is most often used for catastrophic situations and covers only certain traditional, mainline services such as hospitalization and medical doctors. There are often significant gaps in coverage that may place the consumer in financial peril. Services that are essential to the quality of life may be excluded. Hearing aids, dental, orthodontia, non-prescription nutritional supplements, eyeglasses, and pain management are examples of some of the items that may be excluded from most plans. Family members may be excluded from coverage. For example, students who must take a reduced schedule in order to earn money through part time employment may fail to meet the coverage criteria.

The Underinsured
----------------

     The definition of "underinsured" usually focuses on the issue of assumed risk. A fully insured individual ("insured") is ordinarily exposed to a level of potential out of pocket cost for deductibles and co-pays that would not be disruptive to that individual's personal financial situation. By contrast, the underinsured individual has, for whatever reason, assumed a higher level of financial risk for those out of pocket expenses that may be considered a hardship if incurred.

The Uninsured

     The Company believes that a significant number of individuals in the United States have no health care coverage whatsoever - they are uninsured. Self-employed individuals, workers in casual occupations such as agriculture, construction, fast food, entertainment and hospitality, semi-retirees and early retirees are possible examples.

     In summary, there are many Americans who are faced with major expenditures for health-related goods and services which they must pay for personally. These consumers are looking for ways to reduce that out of pocket expenditure so they might access health care in an unencumbered fashion.

HISTORY OF THE COMPANY

     Alliance HealthCard, Inc. was founded in September 1998 and was originally formed as a limited liability company. The Company was reorganized into a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for health-related products and services from a network of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans which provide primary health insurance, but do not provide insurance coverage for other health-related services and products.

     On September 30, 1999, the Company completed a $900,000 offering. The purpose of the initial capital was to build infrastructure such as network development, support systems and marketing. Alliance was successful in building its infrastructure and marketing team, however, some of the markets that the Company approached, as described in the last Memorandum, were only slightly productive. The Company spent significant resources in certain distribution channels that reflected a slow sales cycle and marginal penetration. For example, brokers/agents, associations and direct marketing had only marginal success.

BUSINESS STRATEGY

     Upon recognition of some of Alliance's markets being only marginally productive, the Company began researching and evaluating other distribution channels. While the Company will continue developing certain existing prospects and channels, management believes the success will be with entities that have consumer driven organizations such as retail pharmacies, banks, credit card organizations and e-commerce companies. The Company will address the needs of its clients who are seeking to leverage the expertise of an outside provider in offering its membership programs. The Company's clients will allow Alliance HealthCard access to customers and in return the Company will pay royalties to its clients.

     The Company believes one distribution model is the retail pharmacy chains. In this model, the Company's membership card would be sold at the pharmacy counter, by the pharmacist or pharmacy technician, to individuals who lack pharmacy and other health benefits. Advantages of this model include: immediate savings on prescriptions, trust between customer and pharmacist, large volumes of customers in the pharmacy department needing benefits, client develops customer loyalty, new customers and high prescription utilization.

     The Company offers memberships primarily on an individual basis. Individual memberships are marketed by the Company to consumers through retail establishments, direct mail campaigns, associations and the Internet. The Company also offers memberships on a royalty membership basis.

     The Company's strategy is to continue to expand and develop new distribution channels, research the marketplace for new products and services, and to continue to expand its provider network programs.

     The Company markets its programs primarily by forming relationships with potential clients who are consumer driven organizations such as retail pharmacies, banks, credit card companies, associations and e-commerce companies. The Company combines marketing innovation, entrepreneurial energy and consumer insight to create highly flexible membership programs. The Company believes that these programs will create new revenue streams and increase customer loyalty for clients by creating alliances with highly valued partners. The Company will continue to develop markets in the insurance broker industry, employers with a large number of employees without health benefits, franchises and others. Alliance HealthCard strives to address the needs of clients seeking to leverage the expertise and knowledge of an outside provider to offer health programs.

SALES AND MARKETING

     The Company employs one full-time sales professional at its headquarters in Atlanta, Georgia. The Company is currently developing a clientele of members by selling the Alliance Health cards through retail pharmacies, banks, credit card companies, associations and e-commerce companies. The Company will continue to develop markets in the insurance broker industry, employers with a large number of employees without health benefits, franchises and others. Alliance HealthCard strives to address the needs of clients seeking to leverage the expertise and knowledge of an outside provider to offer discount health programs.

Retail Establishments

     The Company believes the distribution of a co-branded health savers card at a retail pharmacy will become an excellent market. The card will be sold by the pharmacist or pharmacy technician at the pharmacy counter primarily to customers without health insurance. Based on the customer's pharmacy medical record, the pharmacist will know the customer is a cash paying customer and will be able to offer an immediate savings on the prescription that is being purchased by the customer. In addition, the co-branded card will include other provider benefits as described in the gold card.

     The pharmacy discounts of the co-branded card will be limited to the pharmacy chain that sold the card. Other benefits such as dental, vision, hearing, alternative medicine, and others will include the entire network of the Alliance HealthCard providers.

Banks And Credit Card Companies

     The Company is also marketing its card programs to bank and credit card companies. The companies would sell the Alliance Health card to their customers. The Company believes that most financial service companies are seeking incremental income from their customer base and that Alliance HealthCard brings the expertise to them in offering the discount health programs. The Company seeks to address the needs of organizations seeking to leverage the expertise of an outside provider.

     In addition to the financial service companies marketing the Alliance HealthCard program to its consumers through monthly inserts included in the customer's monthly statement, Alliance also delivers its membership cards through its wholesale programs. The Company will customize its products and services for a wholesale client and in many cases, co-brand the card.


Associations

     Sale of the Alliance HealthCard through various associations of consumers greatly reduces the unit cost per sale. The reduced cost of sales should allow rebates to sponsoring organizations. Associations that represent large numbers of employees not normally covered by health benefits plans make excellent strategic partners. The Company tailors the membership cards to indicate the sponsoring association. The Company provides rebates based upon first time purchases and a discounted rebate for renewals.

Broker/Agents

     Brokers and agents who sell health care benefits programs to employers and individuals use the Alliance Health Card as a "value added" offering. The Alliance Health cards are not competitive with the plans they sell and are viewed as complementary product offerings. The Company offers commission programs for sales made through this channel.

Internet

     The Company plans to launch an e-commerce initiative to distribute customized, co-branded discount health cards over the Internet through alliances with branded Internet companies. By co-branding Alliance Health cards with the Internet consumer sites, the Company plans to increase its access to a broad range of consumers who may be seeking alternative and general health services. The Company plans to begin the e-commerce initiative during the third calendar quarter of 2001.


CUSTOMERS

     The Company executed a five year contract in December, 2000 with a major retail chain consisting of approximately 4,100 locations that will be selling the card at the pharmacy counter to individuals who lack pharmacy and other health benefits. The Company expects this agreement to account for more than 80% of its future annual revenues. However, the initial term of the agreement is five (5) years. The agreement automatically renews for consecutive five (5) year terms until either party provides written notice of cancellation at least 180 days prior to the expiration of the then current term. There is no certainty that the retail chain will not cancel the renewal after the initial term. Furthermore, the retail chain may terminate the agreement with the Company, following applicable notice, upon any of the following occurrences:
(1) the Company commits a material breach of the agreement; (2) the Company files a petition in bankruptcy or becomes insolvent; (3) the Company fails to make a payment; or (4) the Company merges with, or sells more than 40% of its voting stock to a competitor of the retail chain. There can be no assurances that the Company could replace these revenues when the agreement expires or if it is terminated prior to expiration. Accordingly, termination or expiration of this relationship would substantially reduce the Company's revenues and profits, and thus, have a material adverse effect on the Company's business, financial performance and operations.

     The Company currently has approximately 1,200 card members throughout the United States.

COMPETITION

     The market for strategic health service discount programs, while new, is already highly competitive. The Company believes that competition will intensify and increase in the future. The Company views its primary direct competitors as Memberworks, First Access, JC Penney and New Benefits. It is possible that some of the Company's competitors have greater financial, managerial or marketing resources than the Company. In addition, these competitors may have pre-existing relationships with providers and consumers that the Company is currently trying to develop.

GOVERNMENT REGULATION

     The Company does not sell or market insurance products, and thus we believe that its business is not subject to material regulation under the insurance laws of the United States or any of the states in which it plans to offer services. Licensing laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If the Company becomes subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. In addition, the use of the Internet in the marketing and distribution of the Company's services is relatively new and presents issues, such as the limitations on an insurance regulator's jurisdiction and whether Internet service providers, gateways or cybermalls are (a) engaged in the solicitation or sale of insurance policies or (b) otherwise transacting business requiring licensure under the laws of one or more states. Accordingly, the insurance laws and regulations and interpretations thereof are subject to uncertainty and change. The Company cannot be sure that a review of its current and proposed operations will not result in a determination that could materially and adversely affect its business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting the Company's ability to conduct its business as now conducted or proposed to be conducted.

EMPLOYEES

     As of November 30, 2000, the Company employed 10 individuals on a full-time basis and 1 on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

     The Company's executive offices are located in Norcross, Georgia, consisting of approximately 2,000 square feet of space subleased from NovaNet, Inc. a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The sublease is a month to month tenancy at approximately $4,400 per month, which includes the use of reception, office furniture, copying and other office equipment. While the sublease was not negotiated at arms-length, the Company believes the terms of the sublease are comparable to what it would pay for such space on the open market. The Company believes that it has adequate office space for its current operations. However, as the staffing of the Company increases, the Company plans to lease additional space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any litigation or legal proceedings and is not aware of any litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not have any matters to submit to the stockholders for approval for the year ending September 30, 2000.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Currently, there is no public trading market for the Company's Common Stock. However, the NASD approved the Company's application on November 29, 2000, to begin trading its Common Stock on the Nasdaq Over-The-Counter Electronic Bulletin Board under the trading symbol of ALHC. The Company expects to begin trading its Common Stock in December 2000. It is uncertain that an active public trading market will develop. A public market for the Company's Common Stock may not develop or be sustained in the future even if the Company issues equity securities publicly. As of November 30, 2000, there were 135 record holders of the Company's Common Stock.

DIVIDEND POLICY

     The Company declared a three for one stock dividend to shareholders of record as of November 1, 2000. However, the Company has never paid cash dividends or made other cash distributions on the Common Stock, and does not expect to declare or pay any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business. Payments of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors the Company's Board of Directors may deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

     The Company had no sales of unregistered securities during the fourth quarter period ended September 30, 2000. However, the Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. The Offering will terminate on January 15, 2001 unless extended by the Company or terminated at an earlier date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a development stage company, which commenced operations in September 1998 and was originally formed as a limited liability company. The Company was reorganized into a Georgia corporation in February 1999 with a fiscal year end of September 30th. The Company is a provider of an innovative membership organization that receives discounts for health-related products and services from a network of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans which provide primary health insurance, but does not provide insurance coverage for other health related services and products. The Company has financed its operations to date through the sale of its securities and a line of credit obtained in May 2000. See "Liquidity and Capital Resources."

Results of Operations

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

     The Company is a development stage company and began sales of membership cards in November 1999. Net revenues for the company increased from $0 in 1999 to $9,383 in 2000.

     Gross profit increased $5,950 to a loss of $12,268 for the year ended 2000 from a loss of $18,218 for the same prior year attributable to expenses incurred to continue developing the Company's fulfillment and provider network infrastructure.

     Marketing and sales expenses increased $99,798 to $130,424 in 2000 from $30,626 in 1999 due to the implementation of a sales and marketing staff in July of 1999. Expenses incurred were for sales personnel, trade shows and marketing collateral.

     General and administrative expenses increased 42% to $731,013 in 2000 from $513,169 in the prior year. The increase is attributable to additional personnel and other expenses incurred to continue to develop the operations of the Company.

     Other income increased $25,954 to $30,742 in 2000 from $4,788 in 1999. The increase is a result of consulting fees received for certain Company personnel who performed services for an affiliated Company (see "Related Transactions") and an increase in net interest expense to $1,080 for 2000 due to interest expense incurred on the Company's line of credit which is also offset by the interest earned from the investment of cash received from the sale of the Company's unregistered securities in the second and third quarters of 1999.

     The Company reported a net loss of $842,963 in 2000 compared to a net loss of $557,225 for the prior year. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for network development, sales and marketing, and card administration.


Liquidity and Capital Resources

     The Company's operations used cash of $756,545 for the year ended September 30, 2000. The Company's net working capital decreased $831,178 to ($377,946) during the 12 months ended September 30, 2000 from $453,232 at September 30, 1999.

     The Company's investing activities during the year ended September 30, 2000 used cash of $29,727 for capital expenditures primarily for computers and phone equipment for customer service, card administration and the increase in additional personnel.

     The Company's financing activities during the year ended September 30, 2000 provided cash of $368,681 primarily from borrowings under the Company's line of credit facility and new capital lease obligations for computers and equipment.

     On May 17, 2000 the Company entered into a credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock warrants. The credit agreement matures on March 31, 2001 and bears an interest rate of 9.5% per annum. The Company began interest only payments on June 17, 2000.. A final payment of the unpaid principal balance plus accrued interest is due and payable on March 31, 2001. The Company has $150,000 available on its credit agreement as of September 30, 2000. The working capital facility is being used to continue to provide on-going capital to fund network development, sales and marketing, card administration and general and administrative expenses.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company is a development stage business and has not yet achieved, and may never achieve, profitable operations. The Company executed a five year contract in December, 2000 with a major retail chain consisting of approximately 4,100 locations that will be selling the card at the pharmacy counter to individuals who lack pharmacy and other health benefits.
The Company intends to fund its ongoing development and operations through a combination of sales through these retail stores and also from funds received as a result of its Offering Memorandum dated December 15, 2000. If the Company fails to successfully develop a market through the retail stores and receives less than $1,470,000 from this offering, the Company may not be able to successfully implement its business plan to the fullest extent during the next twelve months.

IMPACT OF INFLATION

     Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company has no material exposure to market risk from derivatives or other financial instruments.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements are filed with this report:

               Reports of Independent Auditors

               Balance Sheets as of September 30, 2000 and 1999

               Statements of Operations for the year ended September 30, 2000 and for the period from inception (September 30, 1998) through September 30,2000 and for the period from inception (September 30, 1998) through September 30, 1999

               Statements of Stockholders' Equity for the year ending September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 1999

               Statements of Cash Flows for the year ended September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 1999

               Notes to Financial Statements

                        Report of Independent Auditors



The Board of Directors and Stockholders
Alliance HealthCard, Inc.

We have audited the accompanying balance sheet of Alliance HealthCard, Inc. (a Development Stage Company) as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the period from inception (September 30, 1998) through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 20, 2000, the Company, as discussed in Note 3, has continued to experience substantial operating costs with no corresponding revenue which adversely affects the Company's current results of operations and liquidity. Note 3 describes management's plans to address these issues.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. at September 30, 1999 and the results of its operations and its cash flows for the period from inception (September 30, 1998) through September 30, 1999 in conformity with accounting principles generally accepted in the United States.


                                                  Ernst & Young LLP

Atlanta, Georgia
March 20, 2000
Except for Note 10, as to which the date is November 1, 2000 and for Note 3, as to which the date is December 12, 2000

                         Independent Auditor's Report



The Board of Directors and Stockholders
Alliance HealthCard, Inc.


We have audited the accompanying balance sheet of Alliance HealthCard, Inc. (a Development Stage Company) as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures to the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit report provides a reasonable basis for our opinion.

The Company as discussed in Note 3, has continued to experience substantial operating costs with no corresponding revenue, which adversely affects the Company's current results of operations and liquidity. Note 3 describes management's plans to address these issues.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. at September 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



Miller Ray & Houser, PC

Atlanta, Georgia
November 9, 2000

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                                Balance Sheets


                                                            September 30,
                                                         2000          1999
                                                         ----          ----
Assets
Current assets:
 Cash and cash equivalents                          $   115,191   $  532,782
 Accounts receivable, net                                 3,499        2,277
 Prepaid expenses and other
  current assets                                          7,395            -
                                                    -----------   ----------
Total current assets                                    126,085      535,059
                                                    -----------   ----------

Furniture and equipment, net                             31,907        9,176
Other assets                                              4,637            -
                                                    -----------   ----------
Total assets                                        $   162,629   $  544,235
                                                    ===========   ==========

Liabilities and stockholders' equity
Accounts payable                                    $     9,224   $   27,259
Accrued salaries and benefits                           107,764       51,436
Other accrued liabilities                                27,382            -
Line of credit                                          350,000            -
Current portion of capital lease obligations              9,661        3,132
                                                    -----------   ----------
Total current liabilities                               504,031       81,827

Capital lease obligation                                 16,676        4,523

Commitments

Stockholders' equity:
 Common stock, $.0003 par value; 10,000,000
  shares authorized; 3,299,400 shares issued
  and outstanding at September 30, 2000 and 1999          1,100        1,100
 Additional paid-in-capital                           1,041,010    1,014,010
 Deficit accumulated during development stage        (1,400,188)    (557,225)
                                                     -----------  -----------
Total stockholders' equity                             (358,078)     457,885
                                                     -----------  -----------
Total liabilities and stockholders' equity           $  162,629   $  544,235
                                                     ===========  ===========


See accompanying notes.

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)
                            Statements of Operations


                                                    Period From     Period From
                                                     Inception       Inception
                                     For The Year  (September 30, (September 30,
                                        Ending     1998) Through   1998) Through
                                       September   September 30,   September 30,
                                       30, 2000         1999           2000
                                  ----------------------------------------------
Net revenue                         $    9,383      $        -     $      9,383

Direct costs                            21,651          18,218           39,869
                                  ----------------------------------------------
Gross Loss                             (12,268)        (18,218)         (30,486)
                                  ----------------------------------------------

Marketing and sales expenses           130,424          30,626          161,050
General and administrative             731,013         513,169        1,244,182
 expenses
                                  ----------------------------------------------

Operating loss                        (873,705)       (562,013)      (1,435,718)
                                  ----------------------------------------------
Other income (expense):
   Other                                31,822               -           31,822
   Interest (expense) income            (1,080)          4,788            3,708
                                  ----------------------------------------------
                                        30,742           4,788           35,530
                                  ----------------------------------------------

Net loss                            $ (842,963      $ (557,225)    $ (1,400,188)
                                  ==============================================

Per share data:
   Basic loss                           ($0.26)         ($0.24)           ($.50)
                                  ==============================================

   Diluted loss                         ($0.26)         ($0.24)           ($.50)
                                  ==============================================

Basic and diluted weighted
   average shares outstanding        3,299,400       2,348,304        2,819,433
                                  ==============================================


See accompanying notes

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)

                      Statements of Stockholders' Equity

                                                                                                                       Additional
                                                                      Membership Units               Common Stock        Paid-In
                                                              -------------------------------------------------------
                                                                     Units         Amount         Shares       Amount    Capital
                                                              --------------------------------------------------------------------
Balance at September 30, 1998 (inception)                             --    $       --              --     $      --     $      --
   Issuance of membership Units to founders on
     September 30, 1998                                          580,000            --              --            --            --
   Issuance of membership Units on December 8, 1998 ($.50
     per Unit)                                                    60,000        30,000              --            --            --
   Issuance of membership Units on December 15, 1998 ($.70
     per Unit)                                                    32,000        22,500              --            --            --
   Issuance of membership Units on February 26, 1999 ($.70
     per Unit)                                                    68,000        47,500              --            --            --
   Transfer of membership Units to common stock and change
     in corporate tax status                                    (740,000)     (100,000)      2,220,000           740        99,260
   Sale of stock ($2.50 per share), net of offering costs             --            --       1,079,400           360       854,550
   Stock warrants granted on September 30, 1999
     ($.70 per share)                                                 --            --              --            --        60,200
   Net loss                                                           --            --              --            --            --
                                                              ---------------------------------------------------------------------
Balance at September 30, 1999                                         --            --       3,299,400         1,100     1,014,010
   Stock options granted on October 1, 1999
     ($.70 per share)                                                                                                       27,000
Net loss                                                              --            --              --            --            --
                                                              ---------------------------------------------------------------------
Balance at September 30, 2000                                         --    $       --       3,299,400   $     1,100   $ 1,041,010
                                                              =====================================================================

                                                                 Deficit
                                                               Accumulated
                                                                  During           Total
                                                               Development     Stockholders'
                                                                  Stage            Equity
                                                            --------------------------------
Balance at September 30, 1998 (inception)                    $        --           $      --
   Issuance of membership Units to founders on
     September 30, 1998                                               --                  --
   Issuance of membership Units on December 8, 1998 ($.50
     per Unit)                                                        --              30,000
   Issuance of membership Units on December 15, 1998 ($.70
     per Unit)                                                        --              22,500
   Issuance of membership Units on February 26, 1999 ($.70
     per Unit)                                                        --              47,500
   Transfer of membership Units to common stock and change
     in corporate tax status                                          --                  --
   Sale of stock ($2.50 per share), net of offering costs             --             854,910
   Stock warrants granted on September 30, 1999
     ($.70 per share)                                                 --              60,200
   Net loss                                                     (557,225)           (557,225)
                                                             -------------------------------
Balance at September 30, 1999                                   (557,225)            457,885
   Stock options granted on October 1, 1999
     ($.70 per share)                                                                 27,000
Net loss                                                        (842,963)           (842,963)
                                                             -------------------------------
Balance at September 30, 2000                                $(1,400,188)          $(358,078)
                                                             ===============================

See accompanying notes.

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)

                            Statements of Cash Flows

                                                                            Period From              Period From
                                                                             Inception               Inception
                                                                           (September 30,       (September 30, 1998)
                                                  For The Year Ending      1998) Through          Through September
                                                   September 30, 2000      September 30, 1999           30, 2000
                                                  ------------------------------------------------------------------

Cash flows from operating activities
Net loss                                                    $(842,963)            $(557,225)            $(1,400,188)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                 6,997                 2,109                   9,106
  Warrants issued in connection with consulting
    services                                                   27,000                60,200                  87,200
  Change in operating assets and liabilities:
     Accounts receivable                                       (3,499)                    -                  (3,499)
     Prepaid expenses                                          (5,118)                    -                  (5,118)
     Deposits                                                  (4,637)               (2,277)                 (6,914)
     Accounts payable                                         (18,034)               26,859                   8,825
     Accrued wages                                             56,327                51,836                 108,163
     Other accrued expenses                                    27,382                     -                  27,382
                                                  ------------------------------------------------------------------
Net cash used in operating activities                        (756,545)             (418,498)             (1,175,043)
                                                  ------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment                                         (29,727)               (1,894)                (31,621)
                                                  ------------------------------------------------------------------
Net cash used in investing activities                         (29,727)               (1,894)                (31,621)
                                                  ------------------------------------------------------------------

Cash flows from financing activities
Borrowings from short-term debt                               350,000                     -                 350,000
Sale of membership Units                                            -               100,000                 100,000
Sale of stock                                                       -               854,910                 854,910
Borrowings (repayments) of capital lease
 obligation                                                    18,681                (1,736)                 16,945
                                                  ------------------------------------------------------------------
Net cash provided by financing activities                     368,681               953,174               1,321,855
                                                  ------------------------------------------------------------------
Net increase (decrease) in cash                              (417,591)              532,782                 115,191
Cash at beginning of period                                   532,782                     -                       -
                                                  ------------------------------------------------------------------
Cash at end of period                                       $ 115,191             $ 532,782             $   115,191
                                                  ==================================================================

See accompanying notes.

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)

                          Notes to Financial Statements

                          September 30, 2000 and 1999

1. Description of the Business

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Cash and Cash Equivalents

For the purposes of the balance sheets and statements of cash flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation (which includes amortization of assets under capital leases) is computed on a straight-line basis based on management's estimates of the useful lives of the assets (or the term of the related lease, if less), which range from three to five years.

Stock Options

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for their employee stock compensation plans at the fair value of the options granted. The Company has elected to measure compensation costs for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Reclassification

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Income Taxes

Prior to February 1999, the Company was a limited liability corporation and therefore, the owners assumed responsibility for the income taxes of the Company. Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)

                    Notes to Financial Statements, Continued


3. Going Concern and Management's Plan

Subsequent to September 30, 1999, the Company continued to experience increasing operational costs with no corresponding revenue which has adversely affected the Company's results of operations and liquidity.

The Company plans to reduce its working capital needs and secure additional financing until the Company is cash flow positive. The Company plans to obtain additional financing through sales of its common stock. Also, the Company executed a five year contract with a retail chain to sell the Company's product in the chain's 4,100 pharmacies. Although the results of these actions cannot be predicted, the Company believes that these steps will improve the Company's revenue, operating results and cash flows.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classifications of recorded assets and liabilities.

4. Short Term Debt

On May 17, 2000 the Company entered into a credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock warrants. The credit agreement matures on March 31, 2001 and bears an interest rate of 9.5% per annum. Interest only payments will begin on June 17, 2000 and will continue at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on March 31, 2001. The Company has $150,000 available on its credit agreement as of September 30, 2000.

5. Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2000 and 1999:


                                                             September 30,
                                                          2000          1999
                                                          ----          ----
Furniture                                              $ 7,023       $   804
Equipment                                                3,081         1,090
Equipment under capital leases                          30,909         9,391
                                                       --------      --------
                                                        41,013        11,285
Less:  accumulated depreciation and amortization        (9,106)       (2,109)
                                                       --------      --------
                                                       $31,907       $ 9,176
                                                       ========      ========

6. Stockholders' Equity

On April 19, 1999, the Company filed an Offering Memorandum under Regulation D of the Securities Act of 1933. The Company sold 360,000 shares of its common stock for an offering price of $899,500 less $45,090 of related expenses.

The Company granted certain board members options to purchase 45,000 shares of Common Stock at $.23 per share in return for certain advisory services, for the year ending September 30, 2000. The Company has recognized approximately $27,000 of consulting fees in connection with these options for the year ending September 30, 2000. The

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)
                    Notes to Financial Statements, Continued


Company granted certain officers and board members warrants to purchase 450,000 shares of Common Stock at $.83 per share in return for their personal guaranties on the Company's line of credit for the year ending 2000. (See "Liquidity and Capital Resources.") During the period from inception (September 30, 1998) through September 30, 1999, the Company granted a certain board member warrants to purchase 100,332 shares of Common Stock at $.23 per share in return for certain advisory and consulting services. The Company has recognized approximately $60,000 of consulting fees in connection with these warrants and options during the period from inception (September 30, 1998) through September 30, 1999.

7. Stock Options

In conjunction with certain employment agreements, the Company granted stock options relating to 162,900 shares of Common Stock for the year ending September 30, 2000 and 154,500 shares of Common Stock for the period from inception (September 30, 1998) through September 30, 1999. The Company granted certain board members stock options relating to 105,000 shares of Common Stock during the year ended September 30, 2000. The Company has reserved 1,200,000 shares of the Common Stock in connection with a stock option plan. At September 30, 2000, there were 897,600 shares available for future issuance, in connection with the Company stock option plan. The vesting schedules relating to these options range from immediate vesting to a three year vesting period.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants for the year ending September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 1999.


                                                 September 30,
                                                 -------------
                                                2000        1999
                                                ----        ----
     Expected volatility                         .01         .01
     Dividend yield                              0%          0%
     Risk free interest rate                     6%          6%
     Expected lives                            5 Years     5 Years


For purposes of fair value disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The Company's pro forma net loss for the year ending September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 1999, as determined using the fair value method of accounting of Statement 123, was $829,717 and $563,028 respectively.

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)
                    Notes to Financial Statements, Continued


7. Stock Options (continued)

Information regarding the options is as follows:

                                                            Weighted
                                                             Average
                                                            Exercise         Options           Options
                                                              Price        Outstanding       Exercisable
                                                         ---------------------------------------------------
     Balance, at inception (September 30, 1998)
                                                             $      -                 -                  -
     Granted                                                      .86           154,500                  -
     Became exercisable                                           .83                 -             45,000
                                                         ---------------------------------------------------
     Balance, September 30, 1999                                  .86           154,500             45,000
     Granted                                                      .67           162,900                  -
     Forfeited                                                    .83           (15,000)                 -
     Became exercisable                                           .66                 -            136,500
                                                         ---------------------------------------------------
     Balance, September 30, 2000                                  .71           302,400            181,500
                                                         ===================================================

The aggregate fair value of options granted for the year ending September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 1999 is $36,900 and $8,655 respectively. The following table summarizes information about stock options outstanding at September 30, 2000.

                                                                             September 30,
                                                           ------------------------------------------------
                                                                   2000                    1999
                                                           ------------------------------------------------
     Range of exercise price                                   $0.23 - $.83            $.83 - $1.67
     Number outstanding                                          302,400                 154,500
     Weighted average remaining contractual life                8.8 years                5 Years
     Weighted average exercise price                              $.71                    $.86

8. Income Taxes

Effective February 1999, the Company changed its corporate tax status from a limited liability corporation to a C corporation. As a result of this change, the Company became liable for income taxes. Accordingly, as required by generally accepted accounting principles, the Company recorded deferred tax assets and liabilities on temporary differences between the income tax basis and book basis of certain assets and liabilities as of the date of change. The effect of recording these net deferred tax assets has been accounted for as a cumulative effect adjustment upon the results of operations for the period from inception (September 30, 1998) through September 30, 1999. The impact on net loss was zero due to the establishment of a valuation allowance relating to the net deferred tax assets.

                           Alliance HealthCard, Inc.

                         (A Development Stage Company)
                   Notes to Financial Statements, Continued


8. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 and September 30, 1999 are as follows:

                                                             September 30,
                                                -------------------------------
                                                       2000                1999
                                                -------------------------------
     Deferred tax assets:
     Net operating loss carryforwards             $ 495,169           $ 168,876
     Other                                            5,506               4,303
                                                -------------------------------
     Gross deferred tax asset                       500,675             173,179
     Less valuation allowance                      (500,675)           (173,179)
                                                -------------------------------
     Net deferred tax assets                      $       -           $       -
                                                ===============================


Significant components of the provision for income taxes are as follows:


                                                                   Period From
                                                                    Inception
                                                                 (September 30,
                                                                 1998) Through
                                       September 30,              September 30,
                               ---------------------------
                                   2000            1999                2000
                               ------------------------------------------------
     Deferred
       Federal                  $ 436,485      $ 150,976            $ 587,461
       State                       64,190         22,203               86,393
                               ------------------------------------------------
     Total income tax benefit     500,675        173,179              673,854
     Less valuation allowance    (500,675)      (173,179)            (673,854)
                               ------------------------------------------------
                                $       -      $       -            $       -
                               ================================================

A valuation allowance has been provided because realization of the deferred tax assets is uncertain. The effective tax rate varied from the statutory federal rate due to the impact of changes in the valuation allowance.

The Company has net operating loss carryforwards available to offset future taxable income of approximately $837,000 and $433,000 at September 30, 2000 and September 30, 1999 respectively, which expire in 2019 and 2020.

9. Related Party Transactions

The Company performed consulting services for an affiliated company and recorded other income of $30,742 for the year ending September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 2000.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                   Notes to Financial Statements, Continued

9. Related Party Transactions(continued)

The Company subleases its office space on a month to month basis from an affiliated company. The Company expensed approximately $53,501 for the year ending September 30, 2000, $18,000 for the period from inception (September
1998) through September 30, 1999 and $71,501 for the period from inception (September 30, 1998) through September 30, 2000.

The Company expensed approximately $34,000 for the year ending September 30, 2000, $15,000 for the period from inception (September 30, 1998) through September 30, 1999 and $49,000 for the period from inception (September 30, 1998) through September 30, 2000 relating to printing, graphic design, trademark fee and contract services provided by an affiliated company.

10.  Equipment Leases

The Company leases certain equipment under capital leases and non-cancelable operating lease agreements which expire on various dates through 2003. At September 30, 2000 and 1999, minimum annual rental commitments under capital leases and non-cancelable operating leases with terms in excess of one year are as follows:

                                                    September 30,
                                   ------------------------------------------
                                          2000                1999
                                   ------------------------------------------
                                    Capital  Operating   Capital   Operating
                                    Leases    Leases     Leases    Leases
                                   ------------------------------------------

2000                                $     -   $    -    $ 4,282    $  924
2001                                 12,920      924    $ 4,282    $  924
2002                                 10,545      308      1,910       308
2003                                  8,358        -          -         -
                                   ------------------------------------------
Total minimum lease payments         31,823   $1,232     10,474    $2,156
                                              ======               ======
Less: amounts representing interest   5,485               2,819
                                      -----               -----
Present value of net minimum lease
payments                            $26,338             $ 7,655
                                    =======             =======

Assets acquired under non-cancelable capital leases consist of computer equipment with an aggregate cost of $30,909 at September 30, 2000 and $9,391 at September 30, 1999 and accumulated amortization of $7,129 and $1,827 at September 30, 2000 and September 30, 1999, respectively. Amortization of leased assets is included in depreciation expense.

Rent expense related to operating leases amounted to $811 for the year ending September 30, 2000, $693 for the period from inception (September 30, 1998) through September 30,1999 and $1,504 for the period from inception (September 30, 1998) through September 30, 2000.

11.  Subsequent Event

The Company declared a three for one stock dividend to shareholders of record on November 1, 2000. All shares and per share amounts have been adjusted accordingly to reflect the split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's board of directors recommended that the Company change its independent auditors from Ernst & Young LLP to Miller, Ray & Houser of Atlanta, Georgia. Ernst & Young was dismissed on August 4, 2000. The principal accountant's report on the financial statements for the period from inception (September 30, 1998) through September 30, 1999 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. The Company engaged Miller, Ray & Houser on November 1, 2000 to audit the Company's financial statements for the fiscal year ending September 30, 2000. The Company did not have any disagreements with the former accountant.


                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The executive officers and directors of the Company, and their respective ages as of September 30, 2000, are as follows:


-----------------------------------------------------------------------------------------
    Name            Age               Position                              Term
-----------------------------------------------------------------------------------------
Robert D. Garces     51  Chairman of the Board of Directors and             One Year
                         Chief Executive Officer
-----------------------------------------------------------------------------------------

Thomas W. Kiser      37  Director and President                             One Year
-----------------------------------------------------------------------------------------

Robert R. Goodyear   53  Chief Operating Officer and Secretary/Treasurer    One Year
-----------------------------------------------------------------------------------------

Rita W. McKeown      47  Chief Financial Officer                            One Year
-----------------------------------------------------------------------------------------

Howard C. Chandler,  39  Director                                           One Year
 Jr. M.D.
-----------------------------------------------------------------------------------------

Ronald C. McDaniel   62  Director                                           One Year
-----------------------------------------------------------------------------------------

James A. Stewart,    51  Director                                           One Year
 O.D.
-----------------------------------------------------------------------------------------

Richard M. Jackson   49  Director                                           One Year
-----------------------------------------------------------------------------------------

Robert D. Garces, Chairman of the Board of Directors and Chief Executive Officer

     Mr. Garces is a co-founder of the Company and has served as the Chairman of the Board of Directors and Chief Executive Officer since the Company was organized. Mr. Garces also serves as Chairman and Chief Executive Officer of SpecialNet, Inc., a company he founded in 1994 that provides a network of physicians, hospitals and other ancillary health services to self-insured employers and insurance companies throughout the state of Georgia. In 1996, Mr. Garces co-founded Better Image, Inc. a consolidation of Plastic Surgeons around the United States. Prior to 1994, Mr. Garces started the Atlanta company of Southeastern Medical Consultants, a physician billing and management company which was later sold. During this same period he also founded three companies, all of which were later sold: (i) ARTAC, a software and systems development company for hospital business offices; (ii) Southern Medical Imaging; and (iii) Morgan Health Group. Mr. Garces holds a Bachelor of Arts degree in accounting and economics from Clemson University in Clemson, South Carolina and is a Fellow in the Clemson Alumni Association.

Thomas W. Kiser, Director and President

     Mr. Kiser is a co-founder of the Company with Mr. Garces and has served as its President since the Company was organized. In 1996, Mr. Kiser founded TWK Enterprises, Inc., a real estate acquisition and development company in Atlanta, Georgia. Mr. Kiser also serves as President of TWK Enterprises, Inc., however, operations are handled by outside property management, reporting to Mr. Kiser. From 1991 to 1996, Mr. Kiser formed two franchise companies, TC Concepts, Inc. in Orlando, Florida and MKM, Inc. in Atlanta, Georgia, which were sold in 1994 and 1997 respectively. From 1989 through 1991, Mr. Kiser held retail and institutional sales positions with Bear Stearns Company and Shapiro Carter and Company. In 1988, Mr. Kiser joined Marshall and Company, an Atlanta based regional investment banking firm specializing in the private placement and underwriting of securities of small-capitalization southeastern companies. From 1986 through 1988, Mr. Kiser was an assistant manager with Stuart James Co, an investment banking and brokerage company. Mr. Kiser holds a Bachelor of Science degree in economics from Vanderbilt University in Nashville, Tennessee.

Robert R. Goodyear, Chief Operating Officer and Secretary/Treasurer

     Mr. Goodyear joined the Company in 1999 and is the chief operating officer. In 1997 and 1998, Mr. Goodyear served as president and chief executive officer of Lumen, a Marietta, Georgia healthcare consulting firm specializing in process re-design and re-engineering, management transformation and leadership development services. From 1991 through 1996, Mr. Goodyear was senior vice-president of the Marietta based healthcare division of First Data Corp. Mr. Goodyear has also held senior marketing and sales positions with other healthcare companies such as Inforum, Inc. in Nashville, Tennessee and HBO & Co. in Atlanta. From 1981 through 1986, he served as the chief executive officer of Community Memorial Hospital in Monmouth, Illinois and during four years prior thereto was the assistant administrator and chief financial officer of St. Joseph Medical Center in Ponca City, Oklahoma. Mr. Goodyear received his Bachelor of Science degree in business administration from the University of Arkansas in Fayetteville, Arkansas and received an MBA from the University of Evansville in Evansville, Indiana. Among other activities, Mr. Goodyear is a Fellow of the Healthcare Financial Management Association and a member of the American College of Healthcare Executives.

Rita W. McKeown, Chief Financial Officer

     Ms. McKeown is the Company's chief financial officer. From 1994 to 1999, Ms. McKeown served as director of finance of Transcend Services, Inc., an Atlanta Georgia healthcare company specializing in patient information management solutions for hospitals and other associated healthcare providers. From 1991 to 1994, Ms. McKeown served as director of accounting of Premier Anesthesia, Inc. From 1981 to 1991, Ms. McKeown held multiple senior accounting positions with HBO & Co in Atlanta. Ms. McKeown is a Certified Public Accountant and received her Bachelor of Business Administration from Kennesaw State University in Kennesaw, Georgia.

Howard C. Chandler, Jr. M.D., Director

     Dr. Chandler is a Board Certified practicing neurosurgeon and is the President and Chief Executive Officer of the Montana Neuroscience Institute, located in Missoula, Montana. He is also founder and Chairman of Interwest Health, LLC, a managed care organization that develops and maintains networks of physicians, hospitals and ancillary health services used by insurance companies and self-insured employers. He has been the program director of the Montana Neurosurgery Symposium since 1995. Dr. Chandler holds a Bachelor of Science degree in chemistry from the University of the South in Sewanee, Tennessee where he graduated cum laude. He completed medical school at Bowman Gray School of Medicine of Wake Forest University in Winston - Salem, North Carolina. Dr. Chandler holds licenses in the states of Montana and Florida. He is a member in good standing of the American Medical Association, Montana Medical Association and the Congress of Neurological Surgeons.

Ronald J. McDaniel, Director

     Mr. McDaniel is currently an independent sales and marketing consultant. From 1998 to 1999, Mr. McDaniel was Vice President of Corporate Development of Orthalliance, Inc., an orthodontic and pediatric dental management services organization. From 1995 to 1998, he was vice president of development for Team Health, a division of Medpartners - PPM. Prior to 1995, Mr. McDaniel was executive vice president of sales and marketing of Premier Anesthesia. He has also held senior sales positions with American Medical International and American Hospital Supply. Mr. McDaniel has also served as corporate vice president of United Western Medical Centers, a small multi-hospital system. Mr. McDaniel holds a Bachelor of Science in economics from California State University at Los Angeles and an Associate in Arts from Pasadena City College, Pasadena, California. Mr. McDaniel is a member of the National Association of Medical Marketers.

James A. Stewart, O.D., Director

     Dr. Stewart is a Doctor of Optometry and has had a private practice in Atlanta, Georgia since 1997. In 1990, Dr. Stewart was a co-founder of two Atlanta based companies, Eyecare Leasing, Inc., an optometry management and consulting company and National Vision Associates, Ltd., a retail optical concern. Dr. Stewart served as President of Eyecare Leasing, Inc. from 1990 to 1997. Eyecare Leasing, Inc. was sold to National Vision Associates, Ltd. in 1997, whose name recently was changed to VISTA Eyecare, Inc. Dr. Stewart also founded Opticare Associates, Inc., an Atlanta company specializing in the recruitment of optometrists and the management of optometry offices. Prior to 1990, Dr. Stewart was in private practice in Shelby County, Alabama and participated in a group practice at the Shelby Medical Center in Alabaster, Alabama. Dr. Stewart is a graduate of the School of Optometry at the University of Alabama at Birmingham Medical Center and received his undergraduate degree from Birmingham Southern College. Dr. Stewart holds several certifications and licenses from various agencies and boards including certification from the therapeutic Management for Optometrists and the National Board of examiners in Optometry. Dr. Stewart serves on the Board of the Georgia Society to Prevent Blindness and is an active member of several associations including the Better Vision Institute and the American Optometric Association.

Richard M. Jackson, Director

     Mr. Jackson is currently the President of Surgical Information Systems, which he founded in 1997. In 1992, Mr. Jackson co-founded Premier Ambulatory Surgery Center out of Pasadena, CA, which became the 3rd largest surgery center company in America and recently became a part of HealthSouth. In 1987, Mr. Jackson founded and served as chairman of the board of a hospital staffing firm that subsequently became Premier Anesthesia, one of the largest anesthesia contract management firms in the industry. In 1978, Mr. Jackson founded Jackson & Coker, a physician recruiting firm.

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2000.

------------------------------------------------------------------------------------------------------------------------------------

                                                    SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Payouts

                                                 Annual Compensation                 Awards
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Restricted   Securities
                                                             Other Annual    Stock      Underlying      LTIP       All Other
                                           Salary   Bonus    Compensation   Award(s)   Options/SARs   Payouts     Compensation
 Name and Principle Position       Year     ($)     ($)         ($)           ($)           (#)         ($)           ($)
-----------------------------------------------------------------------------------------------------------------------------------
Robert D. Garces, Chairman &
Chief Executive Officer            2000    51,577    -           -             -          150,000        -             -
                                   1999    34,615    -           -             -             -           -             -
Thomas W. Kiser, Director &
President                          2000    59,423    -           -             -          150,000        -             -
                                   1999    40,385    -           -             -             -           -             -
Robert Goodyear, Chief
Operating Officer & Secretary/
Treasurer                          2000    96,247    -           -             -             -           -             -
                                   1999    52,250    -           -             -           66,000        -             -
Rita McKeown, Chief
Financial Officer                  2000    52,908    -           -             -           23,400        -             -
                                   1999       -      -           -             -             -           -             -

                    Options/SAR Grants in Last Fiscal Year

     The following table sets forth information regarding individual grants of options and warrants to purchase Alliance HealthCard Common Stock during the twelve months ended September 30, 2000 to each of the Named Executive Officers. All stock option grants were made pursuant to the Alliance HealthCard, Inc. 1999 Stock Option Plan. All stock warrant grants were approved by the compensation committee of the Board of Directors during 2000.

                                Number of
                               Securities
                               Underlying              % of Total Options/SAR's
                              Options/SAR's             Granted to Employees in      Exercise or Base
       Name                  Granted (#) (1)                Fiscal Year (2)           Price ($/Share)        Expiration Date
       ----                  ---------------                ---------------           ---------------        ---------------
Robert D. Garces (3)             150,000                         24.5%                     $0.83               May 17, 2005

Thomas W. Kiser (4)              150,000                         24.5%                     $0.83               May 17, 2005

Rita W. McKeown (5)               23,400                          3.8%                     $0.83             October 1, 2009

     (1) Stock options are granted with an exercise price equal to the fair market value of the Alliance HealthCard Common Stock on date of grant.
     (2) Alliance HealthCard granted options and warrants to purchase an aggregate of 612,900 shares to all directors, officers and employees in the twelve months ended September 30, 2000.
     (3) Mr. Garces was granted 150,000 warrants on May 17, 2000. These warrants are fully vested.
     (4) Mr. Kiser was granted 150,000 warrants on May 17, 2000. These warrants are fully vested.
     (5) Ms. McKeown was granted 23,400 options on October 1, 1999. These options vest over a four year period.

Compensation of Directors

     The Company's Directors do not receive any compensation for their services on the Board of Directors or any committee thereof, but are reimbursed for expenses incurred in connection with their attendance at Board or committee meetings. However, non-employee directors have received options to purchase shares of Common Stock pursuant to the 1999 Stock Option Plan. See "Stock Plans."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2000, certain information regarding the shares of the Company's outstanding Common Stock beneficially owned by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock and (ii) by each of the Company's officers and directors.
(1)

                                              Shares of
                                            Common Stock
                                            Beneficially           % of
                                              Owned (1)          Ownership
                                              ---------          ---------
Robert D. Garces (2)                            939,300               28.5%
  3500 Parkway Lane
  Suite 310
  Norcross, Georgia  30092

Thomas W. Kiser                                 817,050               24.8%
  3500 Parkway Lane
  Suite 310
  Norcross, Georgia  30092

Robert R. Goodyear                               54,000                1.6%
  3500 Parkway Lane
  Suite 310
  Norcross, Georgia  30092

Rita W. McKeown                                   2,340                0.1%
  3500 Parkway Lane
  Suite 310
  Norcross, Georgia  30092

Howard Chandler, Jr. (3)                        661,650               20.0%

James Stewart                                   148,050                4.5%

Ronald McDaniel                                  30,000                0.9%

Richard Jackson (4)                             140,001                4.2%

All directors and officers as a group         2,792,391               84.6%

(1) "Beneficially Owned" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 3,299,400 shares outstanding as of September 30, 2000. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.
(2) Includes 1,200 shares held by Mr. Garces' minor children and 1,050 shares held by Mr. Garces' spouse.
(3)  Includes 3,600 shares held by Mr. Chandler's minor children.
(4) Includes 80,001 shares held by Jackson Investment Group of which Mr. Jackson is a general partner and 60,000 shares held by Mr. Jackson's spouse.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Relationships

     Robert D. Garces and Howard Chandler, Jr., a director of the Company, are brothers-in-law.

     Prior to his appointment as a director of the Company Jack Flowers acted as a consultant to the Company. In partial compensation for his services to the Company, the Company has agreed to grant him five year stock warrants at a nominal fee that entitle him to purchase 33,000 shares of Common Stock for $.70 per share. Under the terms of the options the Company will be required to register the stock represented by the options should the Company register any of its securities under the Securities Act. These options will expire December 31, 2003. Mr. Flowers resigned as director of the Company on June 1, 2000.

Related Transactions

     Robert Garces is a stockholder in NovaNet, Inc., the corporation from which the Company subleases its executive offices and is obtaining an access to providers of healthcare services in the State of Georgia. The Company also provided consulting services to NovaNet, Inc. during the year ending September 30, 2000. While the terms of these transactions have not been negotiated at arms-length, the Company believes that the terms are or will be comparable to what it could obtain in arms-length transactions.

     Howard Chandler, Jr. and Robert Garces are stockholders in InterWest Health LLC, a limited liability company with whom the Company is negotiating to access a network of providers of health care services in the state of Montana. While the terms of these transactions have not been negotiated at arms-length, the Company believes that the terms are or will be comparable to what it could obtain in arms-length transactions.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this Annual Report for Alliance HealthCard, Inc.:

        Financial Statements

        The Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed below are included in Item 7.

        Reports of Independent Auditors.

        Balance Sheets as of September 30, 2000 and 1999

        Statements of Operations for the year ended September 30, 2000, for the period from inception (September 30, 1998) through September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 1999

        Statements of Stockholders' Equity for the year ended September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 2000

        Statements of Cash Flows for the year ended September 30, 2000, for the period from inception (September 30, 1998) through September 30, 2000 and for the period from inception (September 30, 1998) through September 30, 1999

        Notes to Financial Statements

        Financial Statement Schedules are not required

        (b)    Reports on Form 8-K.

        On August 9, 2000, Alliance HealthCard, Inc. filed a Current Report on Form 8-K regarding the change of the Company's independent accountants from Ernst & Young LLP to Miller Ray & Houser.

(c)     Exhibits

        Exhibit
        No.         Description
        ---         -----------

        2.1         Articles of Incorporation of the Company
        2.2         Bylaws of the Company
        3.2         Specimen Certificate of Common Stock
        4.1         Loan and Security Agreement, $500,000 Working Capital
        4.2         2000 Stock Option Plan
        6.1         Form of Broker Agreement
        6.2         Form of Network Agreement
        6.3         Form of Provider Agreement
        6.4         Form of Non-qualified Stock Option Agreement
        6.5         Form of Incentive Stock Option Agreement
        6.6         Form of Stock Warrant Agreement

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Alliance HealthCard, Inc.

December 29, 2000               By:  /s/ Robert D. Garces
                                    ----------------------
                                Robert D. Garces
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)

December 29, 2000               By:  /s/ Rita McKeown
                                    ----------------------
                                Rita McKeown
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)