Form 10QSB
period 2000-12-31
ALLIANCE HEALTHCARD INC
filed 2001-02-13
CIK 1087216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                       OR


         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from     to
                                                  ---    ---

                       Commission File Number  0001087216


                           Alliance HealthCard, Inc.
             (Exact name of registrant as specified in its charter)


                      GEORGIA                            58-2445301
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)             Identification No.)


               3500 Parkway Lane, Suite 310, Norcross, GA  30092
              (Address of principal executive offices and zip code


      Registrant's telephone number, including area code:   (770) 734-9255


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                                        ---    ---


Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

              Class                          Outstanding at February 8, 2001
              -----                          -------------------------------
   Common Stock, $.001 par value                         3,504,917

                                     INDEX

                                                                                               PAGE
                                                                                               ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
              Condensed Balance Sheets as of December 31, 2000 and September 30,2000............ 3

              Condensed Statements of Operations for the Three Months Ended and the
                Nine Months Ended December 31, 2000 and 1999 and the Period From
                Inception (September 30, 1998) Through December 31, 2000........................ 4

              Condensed Statements of Cash Flows for the Three Months Ended December 31, 2000
                and 1999 and the Period From Inception (September 30, 1998) Through
                December 31, 2000............................................................... 5

              Notes to Condensed Financial Statements........................................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................. 7

Item 3.    Quantitative and Qualitative Disclosure of Market Risk............................... 8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..................................................... 8

Signatures...................................................................................... 9

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                            Condensed Balance Sheets

                                                      December 31,              September 30,
                                                          2000                      2000
                                                      ------------              -------------
Assets
Current assets:
  Cash and cash equivalents                           $     7,552               $   115,191
  Accounts receivable, net                                  3,058                     3,499
  Prepaid expenses and other current assets                 9,248                     7,395
                                                      -----------               -----------
Total current assets                                       19,858                   126,085

Furniture and equipment, net                               30,516                    31,907
Other assets                                                4,637                     4,637
                                                      -----------               -----------
Total assets                                          $    55,011               $   162,629
                                                      ===========               ===========


Liabilities and stockholders' equity
  Accounts payable                                    $     5,046               $     9,224
  Accrued salaries and benefits                           127,878                   107,764
  Other accrued liabilities                                45,208                    27,382
  Current portion of capital lease
    obligations                                             9,819                     9,661
  Line of credit                                          425,000                   350,000
                                                      -----------               -----------
Total current liabilities                                 612,951                   504,031

Capital lease obligation                                   14,302                    16,676

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
      10,000,000 shares authorized;
      3,299,400 shares issued and
      outstanding at December 31, 2000
      and September 30, 2000                                1,100                     1,100
  Additional paid-in-capital                            1,041,010                 1,041,010
  Deficit accumulated during
     development stage                                 (1,614,352)               (1,400,188)
                                                      -----------               -----------

Total stockholders' equity                               (572,242)                 (358,078)
                                                      -----------               -----------
Total liabilities and stockholders'
  Equity                                              $    55,011               $   162,629
                                                      ===========               ===========

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statement of Operations




                                                                                 Period
                                                                             From Inception
                                                      Three Months           (September 30,
                                                          Ended                   1998)
                                                       December 31,              Through
                                              ---------------------------      December 31,
                                                  2000            1999             2000
                                              ----------       ----------      -----------
Net revenue                                   $    2,177       $        -      $    11,560
Direct costs                                      20,891            1,580           60,760
                                              ----------       ----------      -----------


Gross loss                                       (18,714)          (1,580)         (49,200)

Marketing and sales expenses                      17,313           19,526          178,363
General and administrative
    expenses                                     167,516          150,977        1,411,698
                                              ----------       ----------      -----------

Operating loss                                  (203,543)        (172,083)      (1,639,261)
Other income (expense):
     Other                                             -                -           31,822
     Interest (expense) income                   (10,620)           3,828           (6,912)
                                              ----------       ----------      -----------

Net loss                                      $ (214,163)      $ (168,255)     $(1,614,351)
                                              ==========       ==========      ===========

Per share data:
  Basic loss                                  $    (0.06)      $    (0.05)     $     (0.56)
                                              ==========       ==========      ===========

  Diluted loss                                $    (0.06)      $    (0.05)     $     (0.56)
                                              ==========       ==========      ===========

Basic and diluted weighted
    average shares outstanding                 3,299,400        3,299,400        2,873,087
                                              ==========       ==========      ===========


The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flow

                                                                                       Period From
                                                                                        Inception
                                                                   Three Months       (September 30,
                                                                      Ended                1998)
                                                                   December 31            Through
                                                              ----------------------    December 31,
                                                                2000         1999          2000
                                                              ---------    ---------    -----------
Cash flows from operating activities:
Net loss                                                      $(214,163)   $(168,255)   $(1,614,351)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                  3,116        1,022         12,222
   Warrants issued in connection with consulting
    services                                                          -            -         87,200
Changes in operating assets and liabilities:
   Accounts receivable                                              441            -         (3,058)
   Prepaid expenses and other assets                             (1,853)     (20,678)       (13,885)
   Accounts payable                                              (4,180)       4,417          4,645
   Accrued wages                                                 20,114            -        128,277
   Other accrued expenses                                        17,826       (5,182)        45,208
                                                              ---------    ---------    -----------

Net cash used in operating activities                          (178,699)    (188,677)    (1,353,742)
                                                              ---------    ---------    -----------

Cash flows from investing activities:
   Purchase of equipment                                         (1,725)      (4,458)       (33,346)
                                                              ---------    ---------    -----------

Net cash used in investing activities                            (1,725)      (4,458)       (33,346)
                                                              ---------    ---------    -----------

Cash flows from financing activities:
   Borrowings from short-term debt                               75,000            -        425,000
   Sale of membership units                                           -            -        100,000
   Sale of stock and other issuances                                  -            -        854,910
   (Repayment) borrowings of capital lease obligation            (2,215)        (303)        14,730
                                                              ---------    ---------    -----------
Net cash provided by (used in) financing activities              72,785         (303)     1,394,640
                                                              ---------    ---------    -----------

Net (decrease) increase in cash and cash equivalents           (107,639)    (193,438)         7,552
Cash at beginning of period                                     115,191      532,782              -
                                                              ---------    ---------    -----------

Cash at end of period                                         $   7,552    $ 339,344    $     7,552
                                                              =========    =========    ===========

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements

                           December 31, 2000 and 1999
                                  (Unaudited)



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

  (2) Significant Accounting Policies

       The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period from inception (September 30, 1998) through September 30, 2000. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents, has been omitted.

       Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three month periods ended December 31, 2000 and 1999 and the period from inception (September 30, 1998) through December 31, 2000 because the Company's potentially dilutive securities are antidilutive in such periods.

  (3) Recent Sale of Unregistered Securities

       As of February 9, 2001, the Company had sold a total of 108,199 Units of its Common Stock at $4.50 per Unit for an aggregate of $486,896, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share. The offering will be closed on February 28, 2001.

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

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

     The Company is a development stage company and began sales of membership cards in November 1999. Net revenues for the company increased to $2,177 for the three months ended December 31, 2000.

     Gross profit increased $17,134 to a loss of $18,714 for the three months ended December 31, 2000 from a loss of $1,580 for the same three months in the prior year attributable to expenses incurred to implement the Company's customer service center.

     Marketing and sales expenses decreased to $17,313 for the three months ended December 31, 2000 from $19,526 in the same prior year period. The Company is currently promoting card sales through retail pharmacies, banks, credit card companies, associations and e-commerce companies in the United States. Expenses for the three months ended December 31, 2000 were primarily for sales personnel.

     General and administrative expenses increased to $167,516 for the three months ended December 31, 2000 from $150,977 in the same prior year period as a result of additional personnel and other expenses incurred to continue to develop the operations of the Company.

     Interest expense increased to $10,620 for the three months ended December 31, 2000, due to interest expense incurred on the line of credit effective May 17, 2000.

     The Company reported a net loss of $214,163 for the three months ended December 31, 2000 compared to $168,255 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for customer service, card administration, sales and marketing and other general and administrative expenses.

Liquidity and Capital Resources

     The Company's operations used cash of $178,699 for the three months ended December 31, 2000. The Company's net working capital was ($593,093) during the three months ended December 31, 2000, from $377,946 at September 30, 2000.

     The Company's investing activities used cash of $1,725 for the three months ended December 31, 2000 for capital expenditures for office equipment in related to the increase of additional personnel.

     The Company's financing activities provided cash of $72,785 primarily from the $500,000 line of credit from Suntrust Bank.

     The Company entered into a credit agreement on May 17, 2000 with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain directors of the Company in exchange for common stock warrants. The credit agreement matures on March 31, 2001 and bears an interest rate of 9.5% per annum.
Interest only payments began on June 17, 2000 and will continue at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on March 31, 2001. The Company has $75,000 available on its credit agreement as of December 31, 2000. The working capital facility has been used to continue to provide on-going capital to fund network development, sales and marketing, card administration and general and administrative expenses.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company is a development stage business and has not yet achieved, and may never achieve, profitable operations. The Company executed a five year contract in December, 2000 with a major retail chain consisting of approximately 4,100 locations that will be selling the card at the pharmacy counter to individuals who lack pharmacy and other health benefits.
The Company intends to fund its ongoing development and operations through a combination of sales through these retail stores and from funds received as a result of its Offering Memorandum dated December 15, 2000. If the Company fails to successfully develop a market through the retail stores and receives less than $1,470,000 from this offering, the Company may not be able to successfully implement its business plan to the fullest extent during the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           Alliance HealthCard, Inc.


February 13, 2001          By:  /s/ Robert D. Garces
                                --------------------
                           Robert D. Garces
                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)


February 13, 2001          By:  /s/ Rita McKeown
                                ----------------
                           Rita McKeown
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)