Form 10QSB
period 2001-03-31
ALLIANCE HEALTHCARD INC
filed 2001-05-14
CIK 1087216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___


                       Commission File Number  0001087216


                           Alliance HealthCard, Inc.
             (Exact name of registrant as specified in its charter)


                    GEORGIA                             58-2445301
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


               3500 Parkway Lane, Suite 310, Norcross, GA  30092
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:   (770) 734-9255


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.   Yes X   No
                                                       ---     ---


Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

        Class                                      Outstanding at May 4, 2001
        -----                                      --------------------------
Common Stock, $.001 par value                               3,651,148

                                     INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Balance Sheets as of March 31, 2001 and
              September 30, 2000                                             3

            Condensed Statements of Operations for the Three Months Ended
              and the Six Months Ended March 31, 2001 and 2000 and the
              Period From Inception (September 30, 1998) Through
              March 31, 2001                                                 4

            Condensed Statements of Cash Flows for the Six Months
              Ended March 31, 2001 and 2000 and the Period From Inception
              (September 30, 1998) Through March 31, 2001                    5

            Notes to Condensed Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7

Item 3.  Quantitative and Qualitative Disclosure of Market Risk              8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    8

Signatures                                                                   9

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                            Condensed Balance Sheets


                                                    March 31,     September 30,
                                                      2001            2000
                                                    ---------     -------------
Assets
Current assets:
  Cash and cash equivalents                         $   354,145     $   115,191
  Accounts receivable, net                                9,317           3,499
  Prepaid expenses and other current assets              11,296           7,395
                                                    -----------     -----------
Total current assets                                    374,758         126,085

Furniture and equipment, net                             27,399          31,907
Other assets                                              4,637           4,637
                                                    -----------     -----------
Total assets                                        $   406,794     $   162,629
                                                    ===========     ===========


Liabilities and stockholders' equity
  Accounts payable                                  $     6,296     $     9,224
  Accrued salaries and benefits                         166,926         107,764
  Other accrued liabilities                              13,637          27,382
  Current portion of capital lease
    obligations                                           9,932           9,661
  Line of credit                                        475,000         350,000
                                                    -----------     -----------
Total current liabilities                               671,791         504,031

Capital lease obligation                                 11,882          16,676

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
      10,000,000 shares authorized;
      3,642,148 shares issued and
      outstanding at March 31, 2001
      and 3,299,400 at September 30, 2000                 1,457           1,100
  Additional paid-in-capital                          1,559,441       1,041,010
  Deficit accumulated during
     development stage                               (1,837,777)     (1,400,188)
                                                    -----------      ----------


Total stockholders' equity                             (276,879)      (358,078)
                                                    -----------     ----------
Total liabilities and stockholders'
  Equity                                            $   406,794     $  162,629
                                                    ===========     ==========

The accompanying notes are an integral part of these financial statements.

                          Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statement of Operations




                                                                                                       Period From
                                                                                                        Inception
                                       Three Months Ended March 31,    Six Months Ended March 31      September 30,
                                       ----------------------------   --------------------------          1998
                                            2001          2000           2001           2000         March 31, 2001
                                        -----------    -----------    -----------    -----------    ----------------
Net revenues                            $     4,293    $     2,700    $     6,470    $     2,700    $     15,853
Direct costs                                 21,253         25,867         42,145         46,476          82,014
                                        -----------    -----------    -----------    -----------    ------------

Gross Profit                                (16,960)       (23,167)       (35,675)       (43,776)        (66,161)

Marketing and sales
   expenses                                  17,623         37,528         34,936         57,054         195,986
General and administrative
   expenses                                 186,530        165,992        354,047        297,940       1,598,229
                                        -----------    -----------    -----------    -----------    ------------

Operating loss                             (221,113)      (226,687)      (424,658)      (398,770)     (1,860,376)
Other income (expense):
  Other                                       5,632              -          5,632              -          37,454
  Interest, net                              (7,944)         2,029        (18,563)         5,857         (14,855)
                                        -----------    -----------    -----------    -----------    ------------

Net loss                                $  (223,425)   $  (224,658)   $  (437,589)   $  (392,913)   $ (1,837,777)
                                        ===========    ===========    ===========    ===========    ============

Per share data:
 Basic loss                            $     (0.06)   $     (0.07)   $     (0.13)   $     (0.12)   $      (0.63)
                                       ===========    ===========    ===========    ===========    ============

 Diluted loss                          $     (0.06)   $     (0.07)   $     (0.13)   $     (0.12)   $      (0.63)
                                       ===========    ===========    ===========    ===========    ============
Basic and diluted weighted
   average shares outstanding            3,537,800      3,299,400      3,417,290      3,299,400       2,938,612
                                       ===========    ===========    ===========    ===========    ============

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flow



                                                                                                Period From
                                                                                                 Inception
                                                                                               (September 30,
                                                                      Six Months Ended              1998)
                                                                          March 31                 Through
                                                                  -------------------------       March 31,
Cash flows from operating activities:                                 2001          2000             2001
                                                                  -----------    ----------     ------------
Net loss                                                          $  (437,589)   $ (392,913)    $ (1,837,777)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                         6,232         2,217           15,338
   Warrants issued in connection with consulting
    services                                                                -             -           87,200
Changes in operating assets and liabilities:
   Accounts receivable                                                 (5,818)       (4,771)          (9,317)
   Prepaid expenses and other assets                                   (3,901)      (24,421)         (15,933)
   Accounts payable                                                    (2,928)      (14,133)           5,897
   Accrued wages                                                       59,162         4,567          167,325
   Other accrued expenses                                             (13,745)       15,003           13,637
                                                                  -----------    ----------     ------------

Net cash used in operating activities                                (398,587)     (414,451)      (1,573,630)
                                                                  -----------    ----------     ------------
 Cash flows from investing activities:
   Purchase of equipment                                               (1,724)       (4,994)         (33,345)
                                                                  -----------    ----------     ------------
 Net cash used in investing activities                                 (1,724)       (4,994)         (33,345)
                                                                  -----------    ----------     ------------
Cash flows from financing activities:
   Borrowings from short-term debt                                    125,000             -          475,000
   Sale of membership units                                                 -             -          100,000
   Sale of stock and other issuances                                  518,788             -        1,373,698
   (Repayment) borrowings of capital lease obligation                  (4,523)         (877)          12,422
                                                                  -----------    ----------     ------------
Net cash provided by (used in) financing activities                   639,265          (877)       1,961,120
                                                                  -----------    ----------     ------------
Net (decrease) increase in cash and cash equivalents                  238,954      (420,322)         354,145
Cash at beginning of period                                           115,191       532,782                -
                                                                  -----------    ----------     ------------
Cash at end of period                                             $   354,145    $  112,460     $    354,145
                                                                  ===========    ==========     ============


The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements

                            March  31, 2001 and 2000

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

      Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three month periods ended March 31, 2001 and 2000 and the period from inception (September 30, 1998) through March 31, 2001 because the Company's potentially dilutive securities are antidilutive in such periods.

(3)   Recent Sale of Unregistered Securities

      As of March 31, 2001, the Company had sold a total of 114,099 Units of its Common Stock at $4.50 per Unit for an aggregate of $513,445, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

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

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     The Company is a development stage company and began sales of membership cards in November 1999. Net revenues for the company increased to $4,293 for the three months ended March 31, 2001.

     Gross profit increased $6,207 to a loss of $16,960 for the three months ended March 31, 2001 from a loss of $23,167 for the same three months in the prior year attributable to a decrease for network development expenses incurred to implement the Company's provider networks in the prior year.

     Marketing and sales expenses decreased to $17,623 for the three months ended March 31, 2001 from $37,528 in the same prior year period. The Company is currently promoting card sales through retail pharmacies, associations and e-commerce companies in the United States. Expenses for the three months ended March 31, 2001 were primarily for sales personnel.

     General and administrative expenses increased to $186,530 for the three months ended March 31, 2001 from $165,992 in the same prior year period as a result of additional personnel and other expenses incurred to continue to develop the operations of the Company.

     Other income increased to $5,632 for the three months ended March 31, 2001. The increase is a result of consulting fees received for certain Company personnel who performed services for an affiliated company.

     Interest expense, net increased to $7,944 for the three months ended March 31, 2001, due to interest expense incurred on the line of credit effective May 17, 2000.

     The Company reported a net loss of $223,425 for the three months ended March 31, 2001 compared to $224,658 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for customer service, card administration, sales and marketing and other general and administrative expenses.

Six Months Ended Mach 31, 2001 Compared to Six Months Ended March 31, 2000

     Net revenues for the company increased to $6,470 for the six months ended March 31, 2001. The Company began sales of membership cards in November 1999 and continues to expand its provider network.

     Gross profit increased $8,101 to a loss of $35,675 for the six months ended March 31, 2001 from a loss of $43,776 for the same six month period in the prior year. The decline in gross profit was attributable to a decrease for network development expenses incurred to implement the Company's provider networks in the prior year.

     Marketing and sales expenses decreased to $34,936 for the six months ended March 31, 2001 from $57,054 in the same prior year period. The Company is currently promoting card sales through retail pharmacies, associations and e-commerce companies in the United States. Expenses for the six months ended March 31, 2001 were primarily for sales personnel.

     General and administrative expenses increased to $354,047 for the six months ended March 31, 2001 from $297,940 in the same prior year period. The increase is primarily attributable to additional personnel expenses incurred to develop the operations of the Company.

     Other income increased to $5,632 for the six months ended March 31, 2001. The increase is a result of consulting fees received for certain Company personnel who performed services for an affiliated company.

     Interest expense, net increased to $18,563 for the six months ended March 31, 2001, due to interest expense incurred on the line of credit effective May 17, 2000.

     The Company reported a net loss of $437,589 for the six months ended March 31, 2001 compared to $392,913 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for customer service, card administration, sales and marketing and other general and administrative expenses.

Liquidity and Capital Resources

     The Company's operations used cash of $398,587 for the six months ended March 31, 2001. The Company's net working capital was ($297,033) during the six months ended March 31, 2001, from $377,946 at September 30, 2000.

     The Company's investing activities used cash of $1,724 for the six months ended March 31, 2001 for capital expenditures for office equipment.

     The Company's financing activities provided cash of $639,265 consisting of $518,788 from the sale of unregistered securities and $125,000 from the Company's line of credit. As of March 31, 2001, the Company had sold a total of 114,099 Units of its Common Stock at $4.50 per Unit for an aggregate of $513,445, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

     The Company renewed its credit agreement on March 31, 2001 with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain directors of the Company in exchange for common stock warrants. The credit agreement matures on September 28, 2001 and bears an interest rate of 8.5% per annum. Interest only payments began on June 17, 2000 and will continue at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on September 28, 2001. The Company has $25,000 available on its credit agreement as of March 31, 2001. The working capital facility has been used to continue to provide on-going capital to fund network development, sales and marketing, card administration and general and administrative expenses.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

The following exhibits are filed herewith:

(4.1) Loan and Security Agreement, $500,500, working capital facility, provided by Suntrust Bank, Atlanta, Georgia

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  Alliance HealthCard, Inc.


May 11, 2001                By:  /s/ Robert D. Garces
                               ---------------------------------------
                                 Robert D. Garces
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)


May 11, 2001                By:  /s/ Rita McKeown
                               ---------------------------------------
                                 Rita McKeown
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)