Form 10QSB
period 2001-06-30
ALLIANCE HEALTHCARD INC
filed 2001-08-10
CIK 1087216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                       Commission File Number  0001087216

                           Alliance HealthCard, Inc.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                       58-2445301
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

               3500 Parkway Lane, Suite 310, Norcross, GA  30092
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:   (770) 734-9255

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
                requirements for the past 90 days. Yes  X   No
                                                       ---     ---

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

          Class                           Outstanding at August 10, 2001
          -----                           ------------------------------
Common Stock, $.001 par value                        3,806,899

                                     INDEX


                                                                                           PAGE
                                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets as of June 30, 2001 and September 30, 2000               3

           Condensed Statements of Operations for the Three Months Ended and the
             Nine Months Ended June 30, 2001 and 2000 and the Period From
             Inception (September 30, 1998) Through June 30, 2001                            4

           Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2001
             and 2000 and the Period From Inception (September 30, 1998) Through
             June 30, 2001                                                                   5

           Notes to Condensed Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           7

Item 3.    Quantitative and Qualitative Disclosure of Market Risk                            8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                  8

Signatures                                                                                   9

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                            Condensed Balance Sheets

                                              June 30,     September 30,
                                                2001           2000
                                            ----------     -------------
Assets
Current assets:
  Cash and cash equivalents                 $    64,009      $   115,191
  Accounts receivable, net                        8,475            3,499
  Prepaid expenses and other current assets       9,961            7,395
                                            -----------      -----------
Total current assets                             82,445          126,085

Furniture and equipment, net                     25,187           31,907
Other assets                                      4,637            4,637
                                            -----------      -----------
Total assets                                $   112,269      $   162,629
                                            ===========      ===========


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                          $    20,063      $     9,224
  Accrued salaries and benefits                 160,655          107,764
  Other accrued liabilities                      29,063           27,382
  Current portion of capital lease
    Obligations                                   9,315            9,661
  Line of credit                                165,000          350,000
                                            -----------      -----------
Total current liabilities                       384,096          504,031

Capital lease obligation                          9,928           16,676

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
      10,000,000 shares authorized;
      3,793,178 shares issued and
      outstanding at June 30, 2001 and
      3,299,400 at September 30, 2000             1,594            1,100
  Additional paid-in-capital                  1,764,306        1,041,010
  Deficit accumulated during
     development stage                       (2,047,655)      (1,400,188)
                                            -----------      -----------


Total stockholders' equity                     (281,755)        (358,078)
                                            -----------      -----------

Total liabilities and stockholders'
  equity                                    $   112,269      $   162,629
                                            ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statement of Operations

                                                                                                       Period From
                                                                                                        Inception
                                         Three Months Ended June 30,     Nine Months Ended June 30,    September 30,
                                        -----------------------------    --------------------------    1998) Through
                                            2001              2000           2001           2000       June 30, 2001
                                        ----------         ----------    -----------    -----------    -------------
Net revenues                            $    3,490         $    5,180    $     9,960    $     7,880     $    19,343
Direct costs                                19,117             23,777         61,262         70,253         101,131
                                        ----------         ----------    -----------    -----------     -----------


Gross Profit                               (15,627)           (18,597)       (51,302)       (62,373)        (81,788)

Marketing and sales
  Expenses                                  17,926             36,900         52,862         93,954         213,912
General and administrative
  Expenses                                 168,756            134,463        522,803        432,403       1,766,985
                                        ----------         ----------    -----------    -----------     -----------


Operating loss                            (202,309)          (189,960)      (626,967)      (588,730)     (2,062,685)
Other income (expense):
 Other                                        (476)                 -          5,156              -          36,978
 Interest, net                              (7,110)              (162)       (25,657)         5,696         (21,949)
                                        ----------         ----------    -----------    -----------     -----------


Net loss                                $ (209,895)        $ (190,122)   $  (647,468)   $  (583,034)    $(2,047,656)
                                        ==========         ==========    ===========    ===========     ===========


Per share data:
 Basic loss                             $    (0.06)        $    (0.06)   $     (0.18)   $     (0.18)    $     (0.68)
                                        ==========         ==========    ===========    ===========     ===========


 Diluted loss                           $    (0.06)        $    (0.06)   $     (0.18)   $     (0.18)    $     (0.68)
                                        ==========         ==========    ===========    ===========     ===========


Basic and diluted weighted
  average shares outstanding             3,709,312          3,299,400      3,519,172      3,299,400       3,009,701
                                        ==========         ==========    ===========    ===========     ===========


The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flow

                                                                                            Period From
                                                                                             Inception
                                                              Nine Months Ended June 30,    (September 30,
                                                              --------------------------    1998) Through
                                                                  2001           2000       June 30, 2001
                                                              -----------    -----------    -------------
Cash flows from operating activities:

Net loss                                                      $ (647,468)   $ (583,034)      $ (2,047,656)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                   9,349         3,571             18,455
   Warrants issued in connection with consulting
    services                                                           -             -             87,200
Changes in assets and liabilities:
   Accounts receivable                                            (4,976)      (22,780)            (8,475)
   Prepaid expenses and other assets                              (2,566)      (26,470)           (14,598)
   Accounts payable                                               10,839        13,253             19,664
   Accrued compensation and benefits                              52,891        14,573            161,054
   Other accrued liabilities                                       1,681        10,051             29,063
                                                              ----------    ----------       ------------


Net cash used in operating activities                           (580,250)     (590,836)        (1,755,293)
                                                              ----------    ----------       ------------


Cash flows from investing activities:
   Capital expenditures                                           (2,628)      (22,494)           (34,249)
                                                              ----------    ----------       ------------


Net cash used in investing activities                             (2,628)      (22,494)           (34,249)
                                                              ----------    ----------       ------------


Cash flows from financing activities:
   Borrowings from short-term debt                                             100,000            350,000
   Repayment of short-term debt                                 (185,000)            -           (185,000)
   Sale of membership units                                            -             -            100,000
   Sale of stock and other issuances                             723,790             -          1,578,700
   (Repayment) borrowings of capital lease obligation             (7,094)       (1,624)             9,851
                                                              ----------    ----------       ------------
Net cash provided by financing activities                        531,696        98,376          1,853,551
                                                              ----------    ----------       ------------


Net (decrease) increase in cash and cash equivalents             (51,182)     (514,954)            64,009
Cash and cash equivalents, at beginning of year                  115,191       532,782                  -
                                                              ----------    ----------       ------------


Cash and cash equivalents, at end of period                   $   64,009    $   17,828       $     64,009
                                                              ==========    ==========       ============


The accompanying notes are an integral part of these financial statements.

                           Alliance HealthCard, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements

                             June 30, 2001 and 2000
                                  (Unaudited)

(1) Description of the Business

    Alliance HealthCard, Inc. (the "Company") was organized on September 30, 1998 to provide comprehensive health care services through provider networks at discounts to patients for services not covered by their primary health insurance. The Company was originally formed as a limited liability corporation and was reorganized into a Georgia corporation in February 2000. The Company's operations to date have been focused on organizational and market development activities; therefore, the Company is considered a development stage company for financial reporting purposes.

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

    Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three month periods ended June 30, 2001 and 2000 and the period from inception (September 30, 1998) through June 30, 2001 because the Company's potentially dilutive securities are antidilutive in such periods.

(3) Recent Sale of Unregistered Securities

    As of June 30, 2001, the Company had sold a total of 160,083 Units of its Common Stock at $4.50 per Unit for an aggregate of $720,373, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a development stage company, which commenced operations in September 1998 and was originally formed as a limited liability company. The Company was reorganized into a Georgia corporation in February 2000 with a fiscal year end of September 30th. The Company is a provider of an innovative membership organization that receives discounts for health-related products and services from a network of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans which provide primary health insurance, but does not provide insurance coverage for other health related services and products. The Company has financed its operations to date through the sale of its securities and a line of credit obtained in May 2000.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     The Company is a development stage company and began sales of membership cards in November 2000. Net revenues for the company decreased to $3,490 for the three months ended June 30, 2001.

     Gross profit increased $2,972 to a loss of $15,627 for the three months ended June 30, 2001 from a loss of $18,597 for the same three months in the prior year attributable to a decrease for network development expenses incurred to implement the Company's provider networks in the prior year.

     Marketing and sales expenses decreased to $17,926 for the three months ended June 30, 2001 from $36,900 in the same prior year period. The Company is currently promoting card sales through retail pharmacies, associations and e-commerce companies in the United States. Expenses for the three months ended June 30, 2001 were primarily for sales personnel.

     General and administrative expenses increased to $168,756 for the three months ended June 30, 2001 from $134,463 in the same prior year period as a result of additional personnel and other expenses incurred to continue to develop the operations of the Company.

     Interest expense, net increased to $7,110 for the three months ended June 30, 2001, due to interest expense incurred on the line of credit effective May 17, 2000.

     The Company reported a net loss of $209,895 for the three months ended June 30, 2001 compared to $190,122 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for customer service, card administration, sales and marketing and other general and administrative expenses.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

     Net revenues for the company increased to $9,960 for the nine months ended June 30, 2001. The Company began sales of membership cards in November 2000 and continues to expand its provider network.

     Gross profit increased $11,072 to a loss of $51,302 for the nine months ended June 30, 2001 from a loss of $62,373 for the same nine month period in the prior year. The decline in gross profit was attributable to a decrease for network development expenses incurred to implement the Company's provider networks in the prior year.

     Marketing and sales expenses decreased to $52,862 for the nine months ended June 30, 2001 from $93,954 in the same prior year period. The Company is currently promoting card sales through retail pharmacies, associations and e-commerce companies in the United States. Expenses for the nine months ended June 30, 2001 were primarily for sales personnel.

     General and administrative expenses increased to $522,803 for the nine months ended June 30, 2001 from $432,403 in the same prior year period. The increase is primarily attributable to additional personnel expenses incurred to develop the operations of the Company.

     Other income increased to $5,156 for the nine months ended June 30, 2001. The increase is a result of consulting fees received for certain Company personnel who performed services for an affiliated company.

     Interest expense, net increased to $25,657 for the nine months ended June 30, 2001, due to interest expense incurred on the line of credit effective May 17, 2000.

     The Company reported a net loss of $647,468 for the nine months ended June 30, 2001 compared to $583,034 for the same prior year period. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for customer service, card administration, sales and marketing and other general and administrative expenses.

Liquidity and Capital Resources

     The Company's operations used cash of $580,250 for the nine months ended June 30, 2001. The Company's net working capital was ($301,652) during the nine months ended June 30, 2001, from ($377,946) at September 30, 2000.

     The Company's investing activities used cash of $2,628 for the nine months ended June 30, 2001 for capital expenditures for office equipment.

     The Company's financing activities provided cash of $531,696 consisting of $723,790 from the sale of unregistered securities and total payments of $185,000 on the Company's line of credit. As of June 30, 2001, the Company had sold a total of 160,083 Units of its Common Stock at $4.50 per Unit for an aggregate of $720,373, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

     The Company renewed its credit agreement on March 31, 2001 with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain directors of the Company in exchange for common stock warrants. The credit agreement matures on September 28, 2001 and bears an interest rate of 8.5% per annum. Interest only payments began on June 17, 2000 and will continue at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on September 28, 2001. The Company has $335,000 available on its credit agreement as of June 30, 2001. The working capital facility has been used to continue to provide on-going capital to fund network development, sales and marketing, card administration and general and administrative expenses.

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

The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    Alliance HealthCard, Inc.

August 10, 2001                     By:  /s/ Robert D. Garces
                                         ------------------------------
                                    Robert D. Garces
                                    Chairman and Chief Executive Office
                                    (Principal Executive Officer)

August 10, 2001                     By:  /s/ Rita McKeown
                                         ------------------------------
                                    Rita McKeown
                                    Controller
                                    (Principal Financial and Accounting Officer)