Form 10KSB
period 2001-09-30
ALLIANCE HEALTHCARD INC
filed 2001-12-27
CIK 1087216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the fiscal year ended September 30, 2001
                                       or

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Registrant's revenues for the fiscal year ended September 30, 2001 were $24,769.

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant's common stock on December 10, 2001 was $5,107,815.

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

           Class                                Outstanding at December 10, 2001
           -----                                --------------------------------
Common Stock, $.001 par value                              4,086,252
                                                           ---------

      Transitional Small Business Disclosure Format (Check One): Yes X   No
                                                                     ---    ---

                            ALLIANCE HEALTHCARD, INC.

                                  FORM 10-K-SB

                                      INDEX

PART I
     ITEM 1.     BUSINESS................................................    3
     ITEM 2.     PROPERTIES..............................................    8
     ITEM 3.     LEGAL PROCEEDINGS.......................................    8
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    8
PART II
     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDERS MATTERS.............................    9
     ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............   10
     ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   11
     ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE..............   23
PART III
     ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   23
     ITEM 10.    EXECUTIVE COMPENSATION..................................   26
     ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT.......................................   27
     ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   28
     ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K.........................................   29

SIGNATURES...............................................................   30

ITEM 1.  BUSINESS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

        Alliance HealthCard, Inc. (hereinafter referred to as "Alliance" or the "Company") specializes in creating, marketing and distributing value added healthcare savings programs, services, and products. Alliance gives individuals and families access to medical providers at significantly discounted fees in approximately 20 major healthcare categories for a low annual fee focusing predominantly in underserved markets where individuals either have limited health benefits, or no insurance. These markets may vary widely from senior populations with Medicare (no prescription benefits), part time employees, and to pockets of the over 40 million uninsured looking for lower cost medical services and access to providers.

         The Company does not sell insured plans, however, the discounts realized through their programs typically offer 10% to 60% off provider's usual and customary fees. Building upon the power of group purchasing, Alliance has negotiated discounts in over 20 different service categories. The Company's programs require members to pay the provider at the time of service, therefore eliminating the need for any insurance forms and filing. These discounts, which are similar to managed care discounts, typically save the individual much more than the cost of the program itself.

         The Company was founded with the expectation of marketing their programs in the name of Alliance HealthCard. It soon became apparent that there are many organizations that desire healthcare savings programs but are either unwilling or incapable of developing the provider networks, infrastructure and systems necessary to do so. Today, a major arm of the Company's sales and delivery strategy is to include the provision of provider networks, systems and services to third party organizations that will provide them to their various constituencies (i.e. retail pharmacies, healthcare provider organizations to their patients, large employers with part time employees, etc.) Those organizations can then create an additional revenue stream while providing a valuable service to their customers or employees. The benefits of such a program range from customer loyalty to incremental business previously going to competitors.

Membership Service Programs

         The Company offers memberships primarily on an individual basis. Individual memberships are marketed by the Company to consumers through retail pharmacies, insurance companies, health practitioners, associations and the Internet.

         Through Alliance's provider network, holders of either the Alliance Gold or Platinum HealthCard will be offered discounts for products and services ranging from 10% to 60% depending on the area of coverage and the specific procedure. Below is an example of the range of discounts in the major service categories:


 Service                             Discount Off       Service                      Discount Off
                                     Retail                                          Retail
------------------------------------ ----------------- ----------------------------- ------------

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
Nurse Help Line                      Complementary

         In general, members subscribe for renewable one-year memberships in the Company's programs. When consumers agree to enroll in a program, they generally receive a trial membership. During the trial membership, the member may use the program's services without obligation, as outlined in a membership brochure included in each fulfillment kit along with a membership card and membership identification number. The brochure outlines in detail the benefits that the service offers and contains toll free numbers that may be called to access service benefits and information. In the event that a consumer elects not to participate in the service, he or she can call a toll free number during the trial period to cancel the service without charge. Trial memberships are generally for a period of 30 or 90 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership. The Company does not record any revenue with respect to trial memberships. The consumer is charged the monthly or annual membership fee upon enrollment in a program. In the event that the member does cancel the membership during the initial trial membership, a full refund of the fee is generated at that time. During the course of an initial annual membership term or renewal term, a member is free to cancel a membership in the program, generally for a prorated refund of the membership fee for the remaining period.

The Network

         Alliance offers its membership a breadth of 20 healthcare provider services nationwide. With access to over 100,000 providers on the Alliance Gold Card and 380,000 providers on the Platinum Card, the Company is a leader in providing one of the most varied and unique blends of healthcare savings programs in the industry.

         The Company contracts directly with independent providers and provider service organizations as well as with national and regional provider networks ("leased networks"). Provider services are typically discounted an average of 30% off retail or usual and customary charges. Some services such as dental and vision discount routine and specialty procedures up to 55% off usual and customary.

         Leased networks require the Company to pay an access fee based on the number of active card members who have access to the network's providers and practitioners. These fees range from $0.01 to $2.00 per member per month. The contracts guarantee access, practitioner education, and discounts off their usual and customary fee schedule. Future strategies are being developed to reduce the number of leased networks and focus on more direct contracting through recruitment and acquisition tactics.

         At the present time, the Company has provider agreements throughout the United States that provide access to approximately 62,400 pharmacies, 15,200 optical centers, 10,100 chiropractic doctors, 250,000 medical doctors, 10,400 dentists, 5,000 alternative medicine and over 30,000 other service providers.

                                    PRODUCTS

        Alliance offers several different products based on its target market. The two core plans of the Company are based on the types and quantities of services individuals or groups may select.

The Gold Card

        The Gold Card presumes the member has some level of basic medical coverage. It offers services that are typically not covered under a traditional plan or that may have certain caps. The Gold Card provides individuals and families national healthcare access to over 100,000 providers. This program typically is marketed as add on services alongside an existing health plan or as a stand-alone for those that have health insurance but minimal benefits for prescription or other ancillary services (e.g. Medicare). Some of the services of the Gold Card include:

         Pharmacy             Chiropractic            Medical Supplies
         Vision               Alternative Medicine    Medical Lab Services
         Dental               Long-Term Care          Podiatry
         Hearing              Mental Health           Emergency Medical Response
         24-hour nurse line   Physical Therapy        LifeFax Medical Records

The Platinum Card

         For individuals that do not have an insurance plan, Alliance offers the Platinum Card product. This product includes all of the services of the Gold Card plus medical providers, including hospitals and physicians. With over 400,000 providers nationally, this product is targeted at those with little or no insurance, or those with just catastrophic coverage. The Platinum Card gives members access to all of the Gold Card providers listed above, plus additional access to several thousand hospitals and over 300,000 physicians in specialties such as:

         Family Practice      Internists              OB/GYN
         Orthopedics          Pediatricians           Cardiology
         Radiology            Ophthalmology           Urology
         Surgery ENT          Neurology



Member Services

         The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, the Company maintains a call center in Atlanta, Georgia. The Company's service center is available to members, toll free, 10 hours a day, five days a week. All new membership service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through both its training programs, its systems and its software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company also works closely with its vendors' customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

                                INDUSTRY OVERVIEW

         Alliance provides healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and the uninsured. The individual or family who purchase the Alliance Gold or Platinum Card generally has identified a gap in healthcare benefits because of a lack of sufficient insurance coverage due to cost or product availability. The market is not limited to self paying medical consumers. Some members will purchase an Alliance product to gain access to a specific product or service that is limited or not covered by a health plan. Examples of these products and services would be alternative medicine, vision care or Federal programs such as prescription drugs under Medicare.

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

The Underinsured

         The definition of "underinsured" usually focuses on the issue of assumed risk. A fully insured individual is ordinarily exposed to a level of potential out of pocket cost for deductibles and co-pays that would not be disruptive to that individual's personal financial situation. By contrast, the underinsured individual has, for whatever reason, assumed a higher level of financial risk for those out of pocket expenses that may be considered a hardship if incurred.

The Uninsured

         The Company believes that a significant number of individuals in the United States have no health care coverage whatsoever - they are uninsured. Self-employed individuals, workers in casual occupations such as agriculture, construction, fast food, entertainment and hospitality, semi-retirees and early retirees are possible examples.

         In summary, there are many Americans who are faced with major expenditures for health-related goods and services which they pay for personally. These consumers are looking for ways to reduce that out of pocket expenditure so they might access health care in an unencumbered fashion.

                             HISTORY OF THE COMPANY

         The Company was founded in September 1998 and was formed as a limited liability company and was reorganized into a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for health-related products and services from a network of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans which provide primary health insurance, but do not provide insurance coverage for other health-related services and products.

         On September 30, 1999, the Company completed a $900,000 private stock offering under Regulation 504 consisting of 1,080,000 shares of Common Stock and 124 shareholders. The Company used the funds to successfully build the infrastructure for network development, customer support systems and its sales and marketing team.

         After completing the private stock offering in September, the Company registered its securities with the Securities and Exchange Commission on March 10, 2000 and received approval from the NASD on November 29, 2000 to begin trading its Common Stock under the trading symbol of ALHC.OB. The Company's board of directors also approved a three for one stock split effective November 1, 2000.

         In anticipation of a major contract beginning in January 2001, the Company began another private stock offering under Regulation 506 in December 2000. The offering was for 333,333 Units of its securities, for a total of $1,500,000. Each Unit is comprised of three shares of Common Stock plus one Warrant to purchase one share of Common Stock at $1.50 per share. As of September 30, 2001, the Company has received approximately $937,000 consisting of 624,999 shares of Common Stock from approximately 60 shareholders.

BUSINESS STRATEGY

         The Company intends to focus predominantly in underserved markets where individuals either have limited health benefits, or no insurance. The Company has developed programs that give individuals access to healthcare providers at a reduced fee, and offers value and savings to healthcare consumers throughout the country. Through product design, competitive membership pricing and strong distribution channel partners, Alliance plans to fill a significant void in the healthcare market that insurance plans have not addressed.

         The Company's primary target markets consist of: 1) Medicare population without supplemental coverage 2) limited benefit insurance plans and 3) uninsured individuals. Each of these markets has unique characteristics and therefore, specific means of distribution. Alliance provides a wide degree of flexibility to its distribution partners in both product design and network services. The Company's distribution strategy is built on three models:

         Healthcare Provider Model - Alliance partners with healthcare providers gaining access to the provider's pool of health care lives. (Example:
         Retail Pharmacies)

         Affinity Model - Alliance produces a co-branded product to assist a partner in creating value for the partners existing product, or in creating a product for resell by the partner. (Healthcare Related Insurance Companies)

         Alliance Gold and Platinum Model - Alliance sells cards on a direct basis, or through agents, brokers and resellers.

This flexibility, in conjunction with systems and operations built around the provider distribution model is unique in the industry. The competition takes a "one size fits all" approach to program design. The Company feels that this flexible approach to its clients will contribute greatly to its ability to meet revenue and profit goals.

SALES AND MARKETING

         The Company currently employs one full-time sales professional. Alliance's prospects and sales have emerged principally from personal contacts by the Company's sales professional and executive officers with healthcare related executives as well as referrals from its board of directors and telemarketing leads.

CUSTOMERS

         The Company executed a ten year contract in December, 2000 with CVS Pharmacy, Inc., a major retail chain consisting of approximately 4,100 locations that are selling the cards at their pharmacy counters to certain individuals who lack pharmacy and other health benefits. The Company expects this agreement to account for more than 80% of its future annual revenues. The initial term of the agreement is five (5) years and automatically renews for consecutive five (5) year terms until either party provides written notice of cancellation at least 180 days prior to the expiration of the then current term. There is no certainty that CVS Pharmacy, Inc. will not cancel the renewal after the initial term. Furthermore, CVS Pharmacy, Inc. may terminate the agreement with the Company, following applicable notice, upon any of the following occurrences: (1) the Company commits a material breach of the agreement; (2) the Company files a petition in bankruptcy or becomes insolvent; (3) the Company fails to make a payment; or (4) the Company merges with, or sells more than 40% of its voting stock to a competitor of the retail chain. There can be no assurances that the Company could replace these revenues when the agreement expires or if it is terminated prior to expiration. Accordingly, termination or expiration of this relationship would substantially reduce the Company's revenues and profits, and thus, have a material adverse effect on the Company's business, financial performance and operations.

COMPETITION

         There are several companies that represent competition to the Company. In understanding the competition, the market is fragmented with small companies that are attempting to compete on a local or regional basis. The Company believes that these smaller entities do not have the scalability, resources, or networks to compete on a national basis. The larger entities and national competitors are Eckerds, Member Works, Peoples Prescription Plan, and Readers Digest YouRX Plan.

         The Company recognizes that the capital required to enter this business presents a rather high hurdle. Due to the lack of market dominance by any one company, the industry does present an attractive opportunity for new entrants. It is the Company's belief that the low price point of its product and the high cost of member acquisition will dissuade many entrants. By focusing on delivery models that rely upon established customer relationships (i.e. the existing customer base of a large provider or the labor force of a large employer), Alliance feels that it will be able to minimize the acquisition cost of its members.

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

EMPLOYEES

         As of November 30, 2001, the Company employed 13 individuals on a full-time basis and 1 on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

         The Company's executive offices are located in Norcross, Georgia, consisting of approximately 2,000 square feet of space subleased from NovaNet, Inc. a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The sublease is a month to month tenancy at approximately $4,400 per month, which includes the use of reception, office furniture, copying and other office equipment. While the sublease was not negotiated at arms-length, the Company believes the terms of the sublease are comparable to what it would pay for such space on the open market. The Company believes that it has adequate office space for its current operations. However, as the staffing of Alliance has increased, the Company is currently in the process of securing additional space by the second quarter of 2002.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently involved in any litigation or legal proceedings and is not aware of any litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on April 25, 2001 for stockholders of record at the close of business on February 28, 2001. The stockholders voted and approved the following matters:

         1. To elect a Board of Directors consisting of seven members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

         2. To ratify the selection of Miller, Ray & Houser by the Board of Directors as the Company's independent public accountants to audit the accounts of the Company for the fiscal year ending September 30, 2001.

         3. To amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from ten million (10,000,000) to one hundred million (100,000,000) shares.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Alliance's Common Stock began trading on the Over The Counter Bulletin Board in January 2001. As of December 15, 2001 there were approximately 160 holders of record of Alliance Common Stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Alliance Common Stock as reported on the Over The Counter Bulletin Board prior to September 2001.


                                                   Price Per Common Share
                                             ----------------------------------
                                                 High                 Low
                                             --------------       -------------
Year Ended September 30, 2001
   Second Quarter                                $2.70               $1.80
   Third Quarter                                 $2.70               $1.80
   Fourth Quarter                                $1.80               $0.90


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

RECENT SALE OF UNREGISTERED SECURITIES

         The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. The Offering will terminate on December 31, 2001 unless extended by the Company or terminated at an earlier date.

         As of September 30, 2001, the Company had sold a total of 208,333 Units of its Common Stock at $4.50 per Unit for an aggregate of $937,500, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company was founded in September 1998 and was formed as a limited liability company and was reorganized into a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for health-related products and services from a network of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans which provide primary health insurance, but do not provide insurance coverage for other health-related services and products. The Company has financed its operations to date through the sale of its securities and a line of credit obtained in May 2000. See "Liquidity and Capital Resources."

Results of Operations

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         The Company began sales of its membership cards in November 1999. Net revenues for the company increased from $9,383 in 2000 to $24,769 in 2001 as a result of a contract with CVS Pharmacy, Inc. signed in December 2000 which is currently being implemented in four phases with completion of all phases expected by June 2002.

         Gross profit decreased $92,048 to a loss of $104,317 for the year ended 2001 from a loss of $12,268 for the same prior year attributable to an increase in salary expense for the Company's customer care and fulfillment center.

         Marketing and sales expenses decreased $34,138 to $96,286 in 2001 from $130,424 in 2000 due to a decrease in expenses for sales and marketing collateral in the current year. Expenses incurred were primarily for sales personnel and trade shows.

         General and administrative expenses increased to $752,625 in 2001 from $731,013 in the prior year. The increase is attributable to additional personnel and other expenses incurred to continue to develop the operations of the Company.

         Other income decreased $56,110 to a loss of $25,368 in 2001 from other income of $30,742 in 2000. The decrease is a result of a decline of $26,666 in consulting fees that were received for certain Company personnel who performed services for an affiliated Company in the prior year (see "Related Transactions") and an increase in net interest expense to $30,524 for 2001 incurred on the Company's line of credit.

         The Company reported a net loss of $978,596 in 2001 compared to a net loss of $842,963 for the prior year. The increase in the net loss is a result of expenses incurred to continue to develop and implement the infrastructure of the Company for its customer care and fulfillment centers, network development and sales and marketing.

Liquidity and Capital Resources

         The Company's operations used cash of $954,912 for the year ended September 30, 2001. The Company's net working capital increased $100,100 to ($277,846) during the 12 months ended September 30, 2001 from $(377,946) at September 30, 2000.

         The Company's investing activities during the year ended September 30, 2001 used cash of $16,435 for capital expenditures for computers and equipment for card administration and the increase in additional personnel.

         The Company's financing activities during the year ended September 30, 2001 provided cash of $1,031,787 primarily from the sale of unregistered securities offset by a reduction of $45,000 on the Company's line of credit agreement. As of September 30, 2001, the Company had sold a total of 208,333 Units of its Common Stock at $4.50 per Unit for an aggregate of $937,500, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

         On September 29, 2001 the Company extended its credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock warrants. The credit agreement matures on March 31, 2002 and bears an interest rate of 6% per annum. The Company began interest only payments on June 17, 2000. A final payment of the unpaid principal balance plus accrued interest is due and payable on March 31, 2002. The Company has $195,000 available on its credit agreement as of September 30, 2001. The working capital facility is being used to continue to provide on-going capital to fund the implementation of the contract with CVS Pharmacy, Inc.

         The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. The Company executed a five year contract in December, 2000 with CVS Pharmacy, Inc. a major retail chain consisting of approximately 4,100 locations that are selling a modified version of Alliance's Gold Card at their pharmacy counters to individuals who lack pharmacy and other health benefits. The Company intends to fund its ongoing development and operations through a combination of sales through these retail stores and from additional equity investments. The Company has signed a contract with an investment firm to raise approximately $4,000,000 in additional equity for the Company. However, as of November 30, 2001 there are not any commitments for any new capital investments. If the Company fails to successfully develop a market through the retail stores and receives less than $1,000,000 from new capital investments, the Company may not be able to successfully implement its business plan to the fullest extent during the next twelve months.

IMPACT OF INFLATION

         Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has no material exposure to market risk from derivatives or other financial instruments.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed with this report:

                  Reports of Independent Auditors

                  Balance Sheets as of September 30, 2001 and 2000

                  Statements of Operations for the year ended September 30, 2001 and 2000

                  Statements of Stockholders' Equity for the year ending September 30, 2001 and 2000

                  Statements of Cash Flows for the year ended September 30, 2001 and 2000

                  Notes to Financial Statements

Independent Auditor's Report



The Board of Directors and Stockholders
Alliance HealthCard, Inc.

We have audited the accompanying balance sheet of Alliance HealthCard, Inc. as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses and lack of equity raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Miller Ray & Houser, PC

Atlanta, Georgia
December 3, 2001

Alliance HealthCard, Inc.

                                 Balance Sheets

                                                        September 30,
                                                  ---------------------
                                                   2001             2000
                                                   ----             ----
Assets
Current assets:
  Cash and cash equivalents                  $   175,631       $   115,191
  Accounts receivable, net                        59,985             3,499
  Prepaid expenses and other
    current assets                                19,475             7,395
                                             -----------       -----------
Total current assets                             255,091           126,085
                                             -----------       -----------

Furniture and equipment, net                      32,875            31,907
Other assets                                           -             4,637
                                             -----------       -----------
Total assets                                 $   287,966       $   162,629
                                             ===========       ===========


Liabilities and stockholders' equity

Current Liabilities
Accounts payable                             $    54,863       $     9,224
Accrued salaries and benefits                     36,342           107,764
Other accrued liabilities                        125,311            27,382
Line of credit                                   305,000           350,000
Current portion of capital lease
  obligations                                     11,421             9,661
                                             -----------       -----------
Total current liabilities                        532,937           504,031

Capital lease obligation                          14,294            16,676

Commitments

Stockholders' equity:
  Common stock, $.0001 par value;
    100,000,000 shares authorized;
    3,945,919 shares issued and outstanding
    at September 30, 2001 and 3,299,400
    shares issued and outstanding at
    September 30, 2000                             1,747             1,100
  Additional paid-in-capital                   2,117,772         1,041,010
  Accumulated deficit                         (2,378,784)       (1,400,188)
                                             -----------       -----------
Total stockholders' equity                      (259,265)         (358,078)
                                             -----------       -----------
Total liabilities and stockholders' equity   $   287,966       $   162,629
                                             ===========       ===========


See accompanying notes.

                            Alliance HealthCard, Inc.
                            Statements of Operations

                                                           For The Year
                                                              Ending
                                                           September 30,
                                                 -----------------------------
                                                    2001               2000
                                                 ----------         ----------

Net revenues                                     $   24,769         $    9,383
Direct costs                                        129,086             21,651
                                                 ----------         ----------
Gross Profit                                       (104,317)           (12,268)

Marketing and sales expenses                         96,286            130,424
General and administrative expenses                 752,625            731,013
                                                 ----------         ----------

Operating loss                                     (953,228)          (873,705)
                                                 ----------         ----------
Other income (expense):
    Other                                             5,156             31,822
    Interest expense, net                           (30,524)            (1,080)
                                                 ----------         ----------
                                                    (25,368)            30,742
                                                 ----------         ----------
Net loss                                         $ (978,596)        $ (842,963)
                                                 ==========         ==========
Per share data:
     Basic loss                                  $    (0.27)        $    (0.26)
                                                 ==========         ==========
     Diluted loss                                $    (0.27)        $    (0.26)
                                                 ==========         ==========
Basic and diluted weighted average shares
outstanding                                       3,681,421          3,299,400
                                                 ==========         ==========



See accompanying notes.

                            Alliance HealthCard, Inc.
                       Statements of Stockholders' Equity




                                                                                         Deficit
                                                                                       Accumulated
                                             Common Stock             Additional         During                Total
                                         ----------------------         Paid-In        Development         Stockholders'
                                           Shares        Amount         Capital           Stage               Equity
                                         ---------       ------       ----------      ------------         -----------

Balance at September 30, 1999            3,299,400       $1,100       $1,014,010      $   (557,225)         $ 457,885

    Stock options granted on
    October 1, 1999                                                       27,000                               27,000
    ($.70 per share)
Net loss                                         -            -                -          (842,963)          (842,963)

Balance at September 30, 2000            3,299,400        1,100        1,041,010        (1,400,188)          (358,078)

Sale of stock ($1.50 per share),
    net of offering costs                  624,499          625          936,121                 -            936,746

Stock options and warrants
    exercised                               22,020           22            7,645                 -              7,667

Stock options issued on
    October 1, 2000
    ($0.83 per share)                            -            -          132,996                 -            132,996

Net loss                                         -            -                -          (978,596)          (978,596)
                                        ----------       ------       ----------       -----------          ---------
Balance at September 30, 2001            3,945,919       $1,747       $2,177,772       $(2,378,784)         $(259,265)
                                        ==========       ======       ==========       ===========          =========


See accompanying notes.

                            Alliance HealthCard, Inc.

                            Statements of Cash Flows

                                                                   For The Year Ending
                                                                       September 30,
                                                             -------------------------------
                                                                2001                 2000
                                                             ---------            ----------

Cash flows from operating activities

Net loss                                                     $(978,596)           $ (842,963)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                              15,467                 6,997
     Warrants issued in connection with consulting
       services                                                      -                27,000
     Change in operating assets and liabilities:
         Accounts receivable                                   (56,486)               (3,499)
         Prepaid expenses                                      (12,080)               (5,118)
         Deposits                                                4,637                (4,637)
         Accounts payable                                       45,639               (18,034)
         Accrued wages                                         (71,422)               56,327
              Other accrued expenses                            97,929                27,382
                                                            ----------            ----------
Net cash used in operating activities                         (954,912)             (756,545)
                                                            ----------           -----------
Cash flows from investing activities
Purchase of equipment                                          (16,435)              (29,727)
                                                            ----------           ----------
Net cash used in investing activities                          (16,435)              (29,727)
                                                            ----------           ----------
Cash flows from financing activities
(Repayments) borrowings from short-term debt                   (45,000)              350,000
Sale of stock and other issuances                            1,077,409                     -
(Repayments) borrowings from capital lease
   obligation                                                     (622)               18,681
                                                            ----------           ----------
Net cash provided by financing activities                    1,031,787               368,681
                                                            ----------            ----------
Net increase (decrease) in cash                                 60,440             (417,591)
Cash at beginning of period                                    115,191               532,782
                                                            ----------            ----------
Cash at end of period                                       $  175,631            $  115,191
                                                            ==========            ==========


See accompanying notes.

                            Alliance HealthCard, Inc.

                          Notes to Financial Statements

                           September 30, 2001 and 2000

1. Description of the Business

Alliance HealthCard, Inc. (the "Company") was organized on September 30, 1998 to provide comprehensive health care services through provider networks at discounts to patients for services not covered by their primary health insurance. The Company was formed as a limited liability corporation and was reorganized into a Georgia corporation in February 1999.

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

Advertising

The Company's policy is to expense advertising costs as the costs are incurred.

                            Alliance HealthCard, Inc.

3. Going Concern and Management's Plan

Subsequent to September 30, 2001, the Company continued to experience increasing operational costs with minimal corresponding revenue that has adversely affected the Company's results of operations and liquidity.

The Company plans to reduce its working capital needs and secure additional financing until the Company is cash flow positive. The Company plans to obtain additional financing through sales of its common stock. Also, the Company executed a five year contract with CVS Pharmacy, Inc., a retail chain, to sell the Company's product in the chain's 4,100 pharmacies to be implemented in four phases with full implementation expected by June 2002. As of December 1, 2001, the Company's card is being sold in approximately 2,000 stores. Although the results of these actions cannot be predicted, the Company believes that these steps will improve the Company's revenue, operating results and cash flows.

The Company is in negotiations with two insurance companies to include the Alliance Health Card as a component or supplement to their coverage.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classifications of recorded assets and liabilities.

4. Short Term Debt

On May 17, 2000 the Company entered into a credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock warrants. The credit agreement has been extended to March 31, 2002 and bears an interest rate of 6.0% per annum. Interest only payments began on June 17, 2000 and have continued at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on March 31, 2002. The Company has $195,000 available on its credit agreement as of September 30, 2001.

5. Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2001 and 2000:

                                                            September 30,
                                                     ------------------------
                                                       2001             2000
                                                     -------          -------
Furniture                                            $ 7,023          $ 7,023
Equipment                                             10,290            3,081
Equipment under capital leases                        40,133           30,909
                                                     -------          -------
                                                      57,446           41,013
Less:  accumulated depreciation and amortization     (24,573)          (9,106)
                                                     -------          -------
                                                     $32,873          $31,907
                                                     =======          =======

                            Alliance Healthcard, Inc.

6. Stockholders' Equity

The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. The Offering will terminate on December 31, 2001 unless extended by the Company or terminated at an earlier date. As of September 30, 2001, the Company had sold a total of 208,333 Units of its Common Stock at $4.50 per Unit for an aggregate of $937,500.

The Company granted certain officers options to purchase 450,000 shares of Common Stock at $0.83 per share with immediate vesting in lieu of salary compensation for the years ended September 30, 2001 and September 30, 2000. The Company has recognized approximately $73,000 and $60,000 of salary expense in connection with these options for the years ending September 30, 2001 and September 30, 2000 respectively. The Company granted certain board members options to purchase 45,000 shares of Common Stock at $.23 per share in return for certain advisory services, for the year ending September 30, 2000. The Company has recognized approximately $27,000 of consulting fees in connection with these options for the year ending September 30, 2000. The Company granted certain officers and board members warrants to purchase 450,000 shares of Common Stock at $.83 per share in return for their personal guaranties on the Company's line of credit for the year ending 2000. (See "Liquidity and Capital Resources.")

7. Stock Options

In conjunction with certain employment agreements, the Company granted stock options and warrants relating to 863,167 shares of Common Stock for the year ending September 30, 2001 and 312,900 shares of Common Stock for the year ending September 30, 2000. The Company granted certain board members stock options relating to 105,000 shares of Common Stock during the year ended September 30, 2000. The Company has reserved 1,200,000 shares of the Common Stock in connection with the stock option plan and 483,333 warrants in connection with the line of credit guarantee for SunTrust Bank and the Offering Memorandum dated December 15, 2000. At September 30, 2001, there were 459,434 shares available for future issuance, in connection with the Company stock option plan, line of credit guarantees and the Offering Memorandum dated December 15, 2000. The vesting schedules relating to these options range from immediate vesting to a three year vesting period.

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

                            Alliance Healthcard, Inc.

7. Stock Options (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants for the years ending September 30, 2001 and September 30, 2000.

                                       September 30,
                                  ----------------------
                                  2001              2000
                                  ----              ----
Expected volatility               .01               .01
Dividend yield                     0                 0%
Risk free interest rate            6%                6%
Expected lives                  5 Years           5 Years

For purposes of fair value disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The Company's pro forma net loss for the year ending September 30, 2001 and for the year ending September 30, 2000, as determined using the fair value method of accounting of Statement 123, was $941,168 and $829,717 respectively.

Information regarding the options is as follows:

                                  Weighted
                                   Average
                                  Exercise        Options          Options
                                    Price       Outstanding      Exercisable
                                -----------------------------------------------

Balance, September 30, 1999        .86            154,500          45,000
Granted                            .67            162,900               -
Forfeited                          .83            (15,000)
Became exercisable                 .66                            136,500
                                -----------------------------------------------
Balance, September 30, 2000        .71            302,400         181,500
Granted                            .83            658,000               -
Forfeited                          .83            (45,000)              -
Became exercisable                 .92                  -         493,340
                                -----------------------------------------------
Balance, September 30, 2001        .79            915,400         674,840
                                ===============================================

The aggregate fair value of options granted for the year ending September 30, 2001 and for the year ending September 30, 2000 was $169,497 and $36,900 respectively. The following table summarizes information about stock options outstanding at September 30, 2001.

                                                          September 30,
                                                    ------------------------
                                                     2001              2000
                                                    ------            ------

Range of exercise price                                           $0.23 - $01.83
Number outstanding                                 915,400            302,400
Weighted average remaining contractual life       8.6 Years          8.8 Years
Weighted average exercise price                       -                $0.71

During the year ending September 30, 2001, there were no options exercised during this period.

                            Alliance HealthCard, Inc.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2001 and September 30, 2000 are as follows:

                                                       September 30,
                                              ------------------------------
                                                  2001                2000
                                              -----------           --------

Deferred tax assets:
Net operating loss carryforwards              $ 1,011,871          $ 495,169
Other                                               3,171              5,506
                                              -----------          ---------
Gross deferred tax asset                        1,015,042            500,675
Less valuation allowance                       (1,015,042)          (500,675)
                                              -----------          ---------
Net deferred tax assets                       $         -          $       -
                                              ===========          =========

Significant components of the provision for income taxes are as follows:

                                                       September 30,
                                               -----------------------------
                                                   2001               2000
                                               -----------         ---------
Deferred

  Federal                                      $   879,703          $436,485
  State                                            135,339            64,190
                                               -----------          --------
Total income tax benefit                         1,015,042           500,675
Less valuation allowance                        (1,015,042)         (500,675)
                                               -----------          --------
                                               $         -          $      -
                                               ===========          ========

A valuation allowance has been provided because realization of the deferred tax assets is uncertain. The effective tax rate varied from the statutory federal rate due to the impact of changes in the valuation allowance.

The Company has net operating loss carryforwards available to offset future taxable income of approximately $986,000 and $837,000 at September 30, 2001 and September 30, 2000 respectively, which expire in 2020 and 2021.

                            Alliance HealthCard, Inc.

9. Related Party Transactions

The Company performed consulting services for an affiliated company and recorded other income of $5,156 and $30,742 for the years ending September 30, 2001 and September 30, 2000 respectively.

The Company subleases its office space on a month to month basis from an affiliated company. The Company expensed approximately $39,856 and $53,501 for the years ending September 30, 2001 and September 30, 2000 respectively.

The Company expensed approximately $24,450 and $34,000 for the years ending September 30, 2001 and September 30, 2000 respectively relating to printing, graphic design, and recruiting services provided by an affiliated company.

10.  Equipment Leases

The Company leases certain equipment under capital leases and non-cancelable operating lease agreements that expire on various dates through 2004. At September 30, 2001 and 2000, minimum annual rental commitments under capital leases and non-cancelable operating leases with terms in excess of one year are as follows:


                                                                 September 30,
                                            --------------------------------------------------------
                                                        2001                      2000
                                            --------------------------- ---------------------------
                                              Capital      Operating      Capital      Operating
                                              Leases         Leases        Leases        Leases
                                           -------------- ------------- ------------- -------------

2001                                          $     -         $539        $12,920        $  924
2002                                           14,091            -         10,545           308
2003                                           11,904            -          8,358             -
2004                                            2,824            -              -             -
                                              -------         ----        -------        ------
Total minimum lease payments                   28,819         $539         31,823        $1,232
                                                              ====                       ======
Less:  amounts representing interest            3,934                       5,485
                                              -------                     -------
Present value of net minimum lease
payments                                      $24,885                     $26,338
                                              =======                     =======


Assets acquired under non-cancelable capital leases consist of computer equipment with an aggregate cost of $40,133 at September 30, 2001 and $30,909 at September 30, 2000 and accumulated amortization of $18,488 and $7,129 at September 30, 2001 and September 30, 2000, respectively. Amortization of leased assets is included in depreciation expense.

Rent expense related to operating leases amounted to $539 for the year ending September 30, 2001 and $811 for the year ending September 30, 2000.

11.  Supplemental Cash Flows Information

The following information supplements the statements of cash flows:

                                                2001          2000
                                                ----          ----
Cash paid for interest                        $ 34,739      $ 8,706

12. Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company uses financial institutions in which it maintains cash balances, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company's uninsured cash balance totaled $73,620 and $20,647 at September 30, 2001 and 2000, respectively.
                                       22

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         The executive officers and directors of the Company, and their respective ages as of September 30, 2001, are as follows:


              Name                Age                    Position                     Term
------------------------------   -----    --------------------------------------    --------

Robert D. Garces                  52      Chairman of the Board of Directors and    One Year
                                          Chief Executive Officer

Thomas W. Kiser                   38      Director and President                    One Year

Robert R. Goodyear                54      Chief Operating Officer and               One Year
                                          Secretary/Treasurer

Rita W. McKeown                   48      Chief Financial Officer                   One Year

Howard C. Chandler, Jr. M.D.      40      Director                                  One Year

Larry G. Gerdes                   52      Director                                  One Year

William Wallace                   47      Director                                  One Year

Richard M. Jackson                50      Director                                  One Year

Robert D. Garces, Chairman of the Board of Directors and Chief Executive Officer

         Mr. Garces is a co-founder of the Company and has served as the Chairman of the Board of Directors and Chief Executive Officer since the Company was organized. Mr. Garces also serves as Chairman of NovaNet, Inc., a company he founded in 1994 that provides a network of physicians, hospitals and other ancillary health services to self-insured employers and insurance companies. In 1996, Mr. Garces co-founded Better Image, Inc. a consolidation of Plastic Surgeons around the United States. In 1974, Mr. Garces started the Atlanta company of Southeastern Medical Consultants, a physician billing and management company. During this same period he also founded two companies, which grew into one of the largest physician billing companies in the southeast. (i) ARTAC, a software and receivables management company for hospital business offices; (ii) Southern Medical Imaging, a mobile imaging company comprising 41 mobile CT units and 40 mobile MRI units. In 1989 he developed a management company for anesthesia departments for hospitals.

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

Larry G. Gerdes, Director

         Mr. Gerdes has served as a Director of the Company since February 1, 2001. Mr. Gerdes has served as the President and Chief Executive Officer of Transcend Services, Inc. since May 1993. From 1991 to 1993, Mr. Gerdes was a private investor and from May 1992 until January 1995, Mr. Gerdes was the Chairman of the Board of Directors of the former Transcend Services, Inc. For the five years prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, including Chief Financial Officer and Executive Vice President. Mr. Gerdes also serves as a Director of EBIX.Com, Inc.

William Wallace, Director

         Mr. Wallace has served as Director of the Company since February 9, 2001. Dr. Wallace has spent the past twenty years involved in the business of healthcare, having co-founded a hospital company, two physician practice management companies, and three specialty managed care organizations. He has previously been an officer of two New York Stock Exchange healthcare companies, and currently leads the managed care business development activities for Perot Systems Corporation.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                        --------------------------------------------------
                                         Annual Compensation                     Awards            Payouts
                                -------------------------------------   ------------------------   -------
                                                                        Restricted   Securities
                                                         Other Annual     Stock      Underlying     LTIP        All Other
                                       Salary   Bonus    Compensation    Award(s)   Options/SARs   Payouts    Compensation
Name and Principle Position    Year     ($)     ($)         ($)           ($)           (#)         ($)           ($)
---------------------------    ----    ------   -----    ------------   ----------  ------------   -------    ------------
Robert Garces, Chairman &
Chief Executive Officer        2001    22,268     -           -             -          225,000        -             -
                               2000    51,577     -           -             -          150,000        -             -
Thomas  Kiser, Director &
President                      2001    27,462     -           -             -          225,000        -             -
                               2000    59,423     -           -             -          150,000        -             -
Robert Goodyear, Chief
Operating Officer &
Secretary/                     2001    98,650     -           -             -           90,000        -             -
Treasurer                      2000    96,247     -           -             -                -        -             -

Rita McKeown, Chief
Financial Officer              2001    67,090     -           -             -            6,000        -             -
                               2000    52,908     -           -             -           23,400        -             -


                     Options/SAR Grants in Last Fiscal Year

         The following table sets forth information regarding individual grants of options and warrants to purchase Alliance HealthCard Common Stock during the twelve months ended September 30, 2001 to each of the Named Executive Officers. All stock option grants were made pursuant to the Alliance HealthCard, Inc. 1999 Stock Option Plan. All stock warrant grants were approved by the compensation committee of the Board of Directors during 2001.




                                    Number of
                                   Securities
                                   Underlying            % of Total Options/SAR's
                                  Options/SAR's          Granted to Employees in        Exercise or Base
      Name                        Granted(#)(1)               Fiscal Year (2)            Price ($/Share)       Expiration Date
-------------------               -------------          ------------------------       -----------------      ---------------
Robert Garces (3)                   225,000                       26%                        $0.83             October 1, 2010
Thomas Kiser (4)                    225,000                       26%                        $0.83             October 1, 2010
Rita McKeown (5)                      6,000                        1%                        $0.83             October 1, 2010
Robert Goodyear (6)                  90,000                       10%                        $0.83             October 1, 2010

(1) Stock options are granted with an exercise price equal to the fair market value of the Alliance HealthCard Common Stock on date of grant.
(2) Alliance HealthCard granted options and warrants to purchase an aggregate of 655,000 shares to all directors, officers and employees in the twelve months ended September 30, 2001.
(3) Mr. Garces was granted 225,000 options on October 1, 2000. These options are fully vested.
(4) Mr. Kiser was granted 225,000 options on October 1, 2000. These options are fully vested.
(5) Ms. McKeown was granted 6,000 options on October 1, 2000. These options vest over a three year period.
(6) Mr. Goodyear was granted 90,000 options on October 1, 2000. These options vest over a three year period.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 2001, certain information regarding the shares of the Company's outstanding Common Stock beneficially owned by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock and (ii) by each of the Company's officers and directors.
(1)

                                                    Shares of
                                                  Common Stock
                                                  Beneficially            % of
                                                    Owned (1)          Ownership
                                                  ------------         ---------
   Robert D. Garces (2)                            1,044,800             26.5%
        3500 Parkway Lane
        Suite 310
        Norcross, Georgia  30092

   Thomas W. Kiser                                 1,009,050             25.6%
        3500 Parkway Lane
        Suite 310
        Norcross, Georgia  30092

   Robert R. Goodyear                                 78,000              2.0%
        3500 Parkway Lane
        Suite 310
        Norcross, Georgia  30092

   Rita W. McKeown                                    11,360              0.3%
        3500 Parkway Lane
        Suite 310
        Norcross, Georgia  30092

   Howard C. Chandler, Jr. (3)                       570,650             14.5%

   Larry G. Gerdes (4)                               146,665              3.7%

   Richard Jackson (5)                               123,000              3.1%

   All directors and officers as a group           2,983,525             75.6%

(1) "Beneficially Owned" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof.

     Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 3,945,919 shares outstanding as of September 30, 2001. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.
(2) Includes 1,200 shares held by Mr. Garces' minor children and 1,050 shares held by Mr. Garces' spouse.
(3) Includes 3,600 shares held by Mr. Chandler's minor children and 192,000 shares held by Mr. Chandler's spouse.
(4) Includes 100,000 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.
(5) Includes 60,000 shares held by Jackson Investment Group of which Mr. Jackson is a general partner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Relationships

         Robert D. Garces and Howard Chandler, Jr., a director of the Company, are brothers-in-law.

         Prior to his appointment as a director of the Company, Jack Flowers acted as a consultant to the Company. In partial compensation for his services to the Company, the Company has agreed to grant him five year stock warrants at a nominal fee that entitle him to purchase 33,000 shares of Common Stock for $.70 per share. Under the terms of the options the Company will be required to register the stock represented by the options should the Company register any of its securities under the Securities Act. These options will expire December 31, 2003. Mr. Flowers resigned as director of the Company on June 1, 2000.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Annual Report for Alliance HealthCard, Inc.:

         Financial Statements

         The Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed below are included in Item 7.

         Reports of Independent Auditors.

         Balance Sheets as of September 30, 2001 and 2000

         Statements of Operations for the year ended September 30, 2001 and 2000

         Statements of Stockholders' Equity for the year ended September 30, 2001 and 2000

         Statements of Cash Flows for the year ended September 30, 2001 and 2000

         Notes to Financial Statements

         Financial Statement Schedules are not required

    (b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the year ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Alliance HealthCard, Inc.


December 27, 2001               By:  /s/ Robert D. Garces
                                     --------------------
                                Robert D. Garces
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)


December 27, 2001               By:  /s/ Rita McKeown
                                     --------------------
                                Rita McKeown
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)