Form 10QSB
period 2001-12-31
ALLIANCE HEALTHCARD INC
filed 2002-02-13
CIK 1087216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

         Class                                 Outstanding at February 13, 2002
         -----                                 --------------------------------
Common Stock, $.001 par value                               4,101,251

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Balance Sheets as of December 31, 2001 and
             September 30, 2001                                              3

           Condensed Statements of Operations for the Three Months Ended
             December 31, 2001 and 2000                                      4

           Condensed Statements of Cash Flows for the Three Months Ended
             December 31, 2001 and 2000                                      5

           Notes to Condensed Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            7

Item 3.  Quantitative and Qualitative Disclosure of Market Risk              8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    8

Signatures                                                                   9

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                            Alliance HealthCard, Inc.
                            Condensed Balance Sheets

                                                     December 31,           September 30,
                                                        2001                    2001
                                                   ----------------       -----------------
Assets
Current assets:
  Cash and cash equivalents                         $    210,347             $    175,631
  Accounts receivable, net                               209,912                   59,985
  Prepaid expenses and other current assets               15,558                   19,475
                                                    ------------             ------------
Total current assets                                     435,817                  255,091

Furniture and equipment, net                              30,393                   32,875
                                                    ------------             ------------
Total assets                                        $    466,210             $    287,966
                                                    ============             ============

Liabilities and stockholders' equity
  Accounts payable                                  $    176,703             $     54,863
  Accrued salaries and benefits                           28,888                   36,342
  Other accrued liabilities                              356,374                  125,311
  Current portion of capital lease
    obligations                                           10,799                   11,421
  Line of credit                                         305,000                  305,000
                                                    ------------             ------------
Total current liabilities                                877,764                  532,937

Capital lease obligation                                  11,621                   14,294

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
      10,000,000 shares authorized;
      4,101,251 and 3,945,919
        shares issued and outstanding
        at December 31, 2001 and
        September 30, 2001                                 1,896                    1,747
  Additional paid-in-capital                           2,350,621                2,117,772
  Accumulated deficit                                 (2,775,692)              (2,378,784)
                                                    ------------             ------------

Total stockholders' equity                              (423,175)                (259,265)
                                                    ------------             ------------
Total liabilities and stockholders'
  equity                                            $    466,210             $    287,966
                                                    ============             ============



The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.
                            Statements of Operations

                                                      Three Months Ended
                                                          December 31,
                                              ----------------------------------
                                                   2001                2000
                                              ---------------     --------------

Net revenues                                     $   71,942        $    2,177
Direct costs                                        175,734            20,891
                                                 ----------        ----------
Gross Profit                                        103,792           (18,714)

Marketing and sales expenses                         58,289            17,313
General and administrative expenses                 229,394           167,516
                                                 ----------        ----------

Operating loss                                     (391,475)         (203,543)
                                                 ----------        ----------
Other income (expense):
     Interest expense, net                           (5,432)          (10,620)
                                                 ----------        ----------
                                                     (5,432)          (10,620)
                                                 ----------        ----------

Net loss                                         $ (396,907)       $ (214,163)
                                                 ==========        ==========
Per share data:
     Basic loss                                  $    (0.10)       $    (0.06)
                                                 ==========        ==========
     Diluted loss                                $    (0.10)       $    (0.06)
                                                 ==========        ==========
Basic and diluted weighted average shares
outstanding                                       4,021,567         3,299,400
                                                 ==========        ==========




The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.
                           Statements of Cash Flows

                                                       Three Months Ended
                                                           December 31,
                                                     --------------------------
                                                        2001            2000
                                                        ----            ----


Cash flows from operating activities
Net loss                                             $(396,907)       $(214,163)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                       3,353            3,116
     Change in operating assets and liabilities:
         Accounts receivable                          (149,927)             441
         Prepaid expenses                                3,917           (1,853)
         Accounts payable                              121,840           (4,180)
         Accrued wages                                  (7,454)          20,114
         Other accrued expenses                        231,063           17,826
                                                     ---------        ---------
Net cash used in operating activities                 (194,115)        (178,699)
                                                     ---------        ---------
Cash flows from investing activities
Purchase of equipment                                     (873)          (1,725)
                                                     ---------        ---------
Net cash used in investing activities                     (873)          (1,725)
                                                     ---------        ---------
Cash flows from financing activities
(Repayments) borrowings from short-term debt                             75,000
Sale of stock and other issuances                      232,999                -
(Repayments) borrowings from capital lease
   obligation                                           (3,295)          (2,215)
                                                     ---------        ---------
Net cash provided by financing activities              229,704           72,785
                                                     ---------        ---------
Net increase (decrease) in cash                         34,716         (107,639)
Cash at beginning of period                            175,631          115,191
                                                     ---------        ---------
Cash at end of period                                $ 210,347        $   7,552
                                                     =========        =========



The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.

                          Notes to Financial Statements

                           December 31, 2001 and 2000
                                   (Unaudited)

1. Description of the Business

Alliance HealthCard, Inc. (the "Company") was organized on September 30, 1998 to provide comprehensive health care services through provider networks at discounts to patients for services not covered by their primary health insurance. The Company was formed as a limited liability corporation and was reorganized into a Georgia corporation in February 1999.

2. Significant Accounting Policies

The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended September 30, 2001. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents, has been omitted.

Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three month periods ended December 31, 2001 and 2000 because the Company's potentially dilutive securities are antidilutive in such periods.

3. Recent Sale of Unregistered Securities

As of February 1, 2002, the Company had sold a total of 257,944 Units of its Common Stock respectively at $4.50 per Unit for an aggregate of $1,160,748, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

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

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         The Company began sales of its membership cards in November 1999. Net revenues for the company increased from $2,177 for the three months ended December 31, 2000 to $71,942 for the three months ended December 31, 2001 as a result of a contract with CVS Pharmacy, Inc. signed in December 2000.

         Gross profit decreased $85,078 to a loss of $103,792 for the three months ended December 31, 2001 from a loss of $18,714 for the same prior year period. The decrease is primarily attributable to the increase in net revenues offset by an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended December 31, 2001.

         Marketing and sales expenses increased $40,796 to $58,289 for the three months ended December 31, 2001 from $17,313 for the same prior year period due to an increase in royalty expense associated with the CVS Pharmacy, Inc. contract signed in December 2000.

         General and administrative expenses increased to $229,394 for the three months ended December 31, 2001 from $167,516 for the same prior year period. The increase is primarily attributable to additional personnel and other expenses incurred to manage the card administration systems of the Company.

         Other expenses decreased $5,188 to $5,432 for the three months ended December 31, 2001 from $10,620 for the three months ended December 31, 2000. The decrease is a result of a decline in net interest expense incurred on the Company's line of credit.

         The Company reported a net loss of $396,907 for the three months ended December 31, 2001 compared to a net loss of $214,163 for the same prior year period. The increase in the net loss is a result of an increase in expenses related to direct mail marketing campaigns and an increase in additional personnel related to the management of the Company's card administration systems.

Liquidity and Capital Resources

         The Company's operations used cash of $194,115 for the three months ended December 31, 2001. The Company's net working capital decreased $164,101 to ($441,947) during the three months ended December 31, 2001 from $(277,846) at September 30, 2001.

         The Company's investing activities used cash of $873 for the three months ended December 31, 2001 for capital expenditures for computers and equipment related to the increase of additional personnel.

         The Company's financing activities provided cash of $229,704 for the three months ended December 31, 2001 from the sale of unregistered securities. As of December 31, 2001 the Company had sold a total of 257,944 Units of its Common Stock at $4.50 per Unit for an aggregate of $1,160,748 pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

         On September 29, 2001 the Company extended its credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock warrants. The credit agreement matures on March 31, 2002 and bears an interest rate of 6% per annum. The Company began interest only payments on June 17, 2000. A final payment of the unpaid principal balance plus accrued interest is due and payable on March 31, 2002. The Company has $195,000 available on its credit agreement as of December 31, 2001. The working capital facility is being used to continue to provide on-going capital to fund the implementation of the contract with CVS Pharmacy, Inc.

         The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. The Company executed a five year contract in December, 2000 with CVS Pharmacy, Inc. a major retail chain consisting of approximately 4,100 locations that are selling a modified version of Alliance's Gold Card at their pharmacy counters to individuals who lack pharmacy and other health benefits. The Company intends to fund its ongoing development and operations through a combination of sales through these retail stores and from additional equity investments. The Company has signed a contract with an investment firm to raise approximately $4,000,000 in additional equity for the Company. However, as of December 31, 2001 there are not any commitments for any new capital investments. If the Company fails to successfully develop a market through the retail stores and receives less than $1,000,000 from new capital investments, the Company may not be able to successfully implement its business plan to the fullest extent during the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Alliance HealthCard, Inc.


February 13, 2002                   By:  /s/ Robert D. Garces
                                         -------------------------
                                    Robert D. Garces
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


February 13, 2002                   By:  /s/ Rita McKeown
                                         -------------------------
                                    Rita McKeown
                                    Controller
                                    (Principal Financial and Accounting Officer)