Form 10QSB
period 2002-03-31
ALLIANCE HEALTHCARD INC
filed 2002-05-14
CIK 1087216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


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

          Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

           Class                                 Outstanding at May 10, 2002
           -----                                 ---------------------------
Common Stock, $.001 par value                          4,191,251

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                    Condensed Balance Sheets as of March 31, 2002 and September 30, 2001               3

                    Condensed Statements of Operations for the Three Months and the
                      Six Months Ended March 31, 2002 and 2001                                         4

                    Condensed Statements of Cash Flows for the Six Months Ended March 31, 2002
                        and 2001                                                                       5

                    Notes to Condensed Financial Statements                                            6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                              7

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                            8

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                     9

Signatures                                                                                            10

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                            Alliance HealthCard, Inc.
                            Condensed Balance Sheets


                                                               March 31,     September 30,
                                                                  2002            2001
                                                              -----------    -------------
Assets
Current assets:
  Cash and cash equivalents                                   $   195,578    $   175,631
  Accounts receivable, net                                        490,551         59,985
  Prepaid expenses and other current assets                        13,008         19,475
                                                              -----------    -----------
Total current assets                                              699,137        255,091

Furniture and equipment, net                                       32,702         32,875
                                                              -----------    -----------
Total assets                                                  $   731,839    $   287,966
                                                              ===========    ===========

Liabilities and stockholders' equity
  Accounts payable                                            $   564,151    $    54,863
  Accrued salaries and benefits                                    49,931         36,342
  Other accrued liabilities                                       490,657        125,311
  Current portion of capital lease
    obligations                                                    10,799         11,421
  Line of credit                                                  305,000        305,000
                                                              -----------    -----------
Total current liabilities                                       1,420,538        532,937

Capital lease obligation                                            7,788         14,294

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
    10,000,000 shares authorized;
    4,191,251 shares issued and
    outstanding at March 31, 2002
    and 3,945,919 at September 30, 2001                             1,986          1,747
  Additional paid-in-capital                                    2,485,531      2,117,772
  Accumulated deficit                                          (3,184,004)    (2,378,784)
                                                              -----------    -----------

Total stockholders' equity                                       (696,487)      (259,265)
                                                              -----------    -----------
Total liabilities and stockholders' Equity                    $   731,839    $   287,966
                                                              ===========    ===========

The accompanying notes are an integral part of these financial statements

                            Alliance HealthCard, Inc.
                       Condensed Statements of Operations


                                 Three Months Ended March 31,   Six Months Ended March 31,
                                     2002             2001         2002           2001
                                  ----------     ----------     ----------     ----------
Net revenues                      $  175,802     $    4,293     $  247,744     $    6,470
Direct costs                         199,900         21,253        375,634         42,145
                                  ----------     ----------     ----------     ----------

Gross Profit                         (24,098)       (16,960)      (127,890)       (35,675)

Marketing and sales
    expenses                          98,916         17,623        157,204         34,936
General and administrative
    expenses                         281,305        186,530        510,700        354,047
                                  ----------     ----------     ----------     ----------

Operating loss                      (404,319)      (221,113)      (795,794)      (424,658)
Other income (expense):
   Other                                 -            5,632            -            5,632
   Interest, net                      (3,993)        (7,944)        (9,425)       (18,563)
                                  ----------     ----------     ----------     ----------

Net loss                          $ (408,312)    $ (223,425)    $ (805,219)    $ (437,589)
                                  ==========     ==========     ==========     ==========

Per share data:
  Basic loss                      $    (0.10)    $    (0.06)    $    (0.20)    $    (0.13)
                                  ==========     ==========     ==========     ==========

  Diluted loss                    $    (0.10)    $    (0.06)    $    (0.20)    $    (0.13)
                                  ==========     ==========     ==========     ==========

Basic and diluted weighted
    average shares outstanding     4,132,584      3,537,800      4,076,466      3,417,290
                                  ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.
                       Condensed Statements of Cash Flows

                                                                 Six Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                              2002              2001
                                                           ---------         ---------

Cash flows from operating activities
Net loss                                                   $(805,219)        $(437,589)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                6,707             6,232
  Change in operating assets and liabilities:
   Accounts receivable                                      (430,566)           (5,818)
   Prepaid expenses                                            6,467            (3,901)
   Accounts payable                                          509,288            (2,928)
   Accrued wages                                              13,589            59,162
   Other accrued expenses                                    365,346           (13,745)
                                                           ---------         ---------
Net cash used in operating activities                       (334,388)         (398,587)
                                                           ---------         ---------
Cash flows from investing activities
Purchase of equipment                                         (6,535)           (1,724)
                                                           ---------         ---------
Net cash used in investing activities                         (6,535)           (1,724)
                                                           ---------         ---------
Cash flows from financing activities
(Repayments) borrowings from short-term debt                                   125,000
Sale of stock and other issuances                            367,998           518,788
(Repayments) borrowings from capital lease obligation         (7,128)           (4,523)
                                                           ---------         ---------
Net cash provided by financing activities                    360,870           639,265
                                                           ---------         ---------
Net increase (decrease) in cash                               19,947           238,954
Cash at beginning of period                                  175,631           115,191
                                                           ---------         ---------
Cash at end of period                                      $ 195,578         $ 354,145
                                                           =========         =========

The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.

                     Notes to Condensed Financial Statements

                             March 31, 2002 and 2001

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

Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three month periods ended March 31, 2002 and 2001 because the Company's potentially dilutive securities are antidilutive in such periods.

3. Recent Sale of Unregistered Securities

As of April 1, 2002, the Company had sold a total of 287,944 Units of its Common Stock respectively at $4.50 per Unit for an aggregate of $1,295,748, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         The Company began sales of its membership cards in November 1999. Net revenues for the company increased from $4,293 for the three months ended March 31, 2001 to $175,802 for the three months ended March 31, 2002 as a result of a contract with CVS Pharmacy, Inc. signed in December 2000.

         Gross profit decreased $7,138 to a loss of $24,098 for the three months ended March 31, 2002 from a loss of $16,960 for the same three months in the prior year attributable to an increase in net revenues offset by an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended March 31, 2002.

         Marketing and sales expenses increased to $98,916 for the three months ended March 31, 2002 from $17,623 in the same prior year period due to an increase in royalty expense associated with the CVS Pharmacy, Inc. contract signed in December 2000.

         General and administrative expenses increased to $281,305 for the three months ended March 31, 2002 from $186,530 in the same prior year period. The increase is primarily attributable to additional personnel and other expenses incurred to manage the card administration systems of the Company.

         Other income decreased $5,632 for the three months ended March 31, 2002 due to a decline in consulting fees for certain Company personnel who performed services for an affiliated company.

         Interest expense, net decreased to $3,993 for the three months ended March 31, 2002, due to a decrease in the principal balance on the line of credit from March 31, 2001.

         The Company reported a net loss of $408,312 for the three months ended March 31, 2002 compared to $223,425 for the same prior year period. The increase in the net loss is a result of an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended March 31, 2002 and an increase in additional personnel related to the management of the Company's card administration systems.

Six Months Ended Mach 31, 2002 Compared to Six Months Ended March 31, 2001

         Net revenues for the company increased to $247,744 for the six months ended March 31, 2002 as a result of a contract with CVS Pharmacy, Inc. signed in December 2000.

         Gross profit decreased $92,215 to a loss of $127,890 for the six months ended March 31, 2002 from a loss of $35,675 for the same six month period in the prior year. The decline in gross profit was attributable to an increase in net revenues offset by an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended March 31, 2002.

         Marketing and sales expenses increased to $157,204 for the six months ended March 31, 2002 from $34,936 in the same prior year period due to an increase in royalty expense associated with the CVS Pharmacy, Inc. contract signed in December 2000.

         General and administrative expenses increased to $510,700 for the six months ended March 31, 2002 from $354,047 in the same prior year period. The increase is primarily attributable to additional personnel and other expenses incurred to manage the card administration systems of the Company.

         Other income decreased $5,632 for the six months ended March 31, 2002 due to a decline for consulting fees received for certain Company personnel who performed services for an affiliated company.

         Interest expense, net decreased to $9,425 for the six months ended March 31, 2002, due to a decrease in the principal balance on the line of credit.

         The Company reported a net loss of $805,219 for the six months ended March 31, 2002 compared to $437,589 for the same prior year period. The increase in the net loss is a result of an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended March 31, 2002 and an increase in additional personnel related to the management of the Company's card administration systems.

Liquidity and Capital Resources

         The Company's operations used cash of $334,388 for the six months ended March 31, 2002. The Company's net working capital was ($721,401) during the six months ended March 31, 2002, from ($277,846) at September 30, 2001.

         The Company's investing activities used cash of $6,535 for the six months ended March 31, 2002 for capital expenditures for computer equipment.

         The Company's financing activities provided cash of $360,870 consisting of $367,998 from the sale of unregistered securities offset by repayments of capital lease obligations of $7,128. As of March 31, 2002 the Company had sold a total of 287,944 Units of its Common Stock at $4.50 per Unit for an aggregate of $1,295,748 pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

         On April 1, 2002 the Company extended its credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock warrants. The credit agreement matures on September 30, 2002 and bears an interest rate of 6% per annum. A final payment of the unpaid principal balance plus accrued interest is due and payable on September 30, 2002. The Company has $195,000 available on its credit agreement as of March 31, 2002. The working capital facility is being used to continue to provide on-going capital to fund the implementation of the contract with CVS Pharmacy, Inc.

         The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. The Company executed a five year contract in December, 2000 with CVS Pharmacy, Inc. a major retail chain consisting of approximately 4,100 locations that are selling a modified version of Alliance's Gold Card at their pharmacy counters to individuals who lack pharmacy and other health benefits. On April 5, 2002 the Company also executed a contract with a major insurance company with an expected implementation date of July 1, 2002. The insurance company will also sell a modified version of Alliance's Gold Card The Company intends to fund its ongoing development and operations through a combination of sales through these retail stores and the insurance industry. If the Company fails to successfully develop these markets, it may be necessary for the Company to pursue new capital investments to successfully implement its business plan to the fullest extent during the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               Alliance HealthCard, Inc.


May 13, 2002                   By:  /s/ Robert D. Garces
                                    ---------------------------------------
                                    Robert D. Garces
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


May 13, 2002                   By:  /s/ Rita McKeown
                                    ----------------------------------------
                                    Rita McKeown
                                    Controller
                                    (Principal Financial and Accounting Officer)