Form 10QSB
period 2002-06-30
ALLIANCE HEALTHCARD INC
filed 2002-08-13
CIK 1087216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                       OR


(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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


       Registrant's telephone number, including area code: (770) 734-9255


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      --     --

     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

          Class                                     Outstanding at July 26, 2002
          -----                                     ----------------------------
Common Stock, $.001 par value                                4,346,751

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Balance Sheets as of June 30, 2002 and September 30, 2001                   3

           Condensed Statements of Operations for the Three Months and the
             Nine Months Ended June 30, 2002 and 2001                                            4

           Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2002
               and 2001                                                                          5

           Notes to Condensed Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                 7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                               8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                        9

Signatures                                                                                      10


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                            Alliance HealthCard, Inc.
                            Condensed Balance Sheets


                                                        June 30,               September 30,
                                                          2002                      2001
                                                      -----------              -------------
Assets
Current assets:
  Cash and cash equivalents                           $    85,158               $   175,631
  Accounts receivable, net                              1,867,837                    59,985
  Prepaid expenses and other current assets                92,675                    19,475
                                                      -----------               -----------
Total current assets                                    2,045,670                   255,091

Furniture and equipment, net                               39,228                    32,875
                                                      -----------               -----------
Total assets                                          $ 2,084,898               $   287,966
                                                      ===========               ===========

Liabilities and stockholders' equity
  Accounts payable                                    $ 1,025,634               $    54,863
  Accrued salaries and benefits                            32,257                    36,342
  Other accrued liabilities                             1,835,641                   125,311
  Current portion of capital lease
    obligations                                            11,110                    11,421
  Line of credit                                          305,000                   305,000
                                                      -----------               -----------
Total current liabilities                               3,209,642                   532,937

Capital lease obligation                                    6,978                    14,294

Commitments

Stockholders' equity:
  Common stock, $.001 par value;
      10,000,000 shares authorized;
      4,246,584 shares issued and
      outstanding at June 30, 2002
      and 3,945,919 at September 30, 2001                   2,042                     1,747
  Additional paid-in-capital                            2,555,809                 2,117,772
  Accumulated deficit                                 $(3,689,573)               (2,378,784)
                                                      -----------               -----------

Total stockholders' equity                             (1,131,722)                 (259,265)
                                                      -----------               -----------
Total liabilities and stockholders'
  Equity                                              $ 2,084,898               $   287,966
                                                      ===========               ===========



The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.
                       Condensed Statements of Operations



                                            Three Months Ended June 30,          Nine Months Ended June 30,
                                            ----------------------------        ----------------------------
                                               2002              2001               2002             2001
                                            ----------        ----------        -----------       ----------
Net revenues                                $  326,317        $    3,490        $   574,061       $    9,960
Direct costs                                   282,744            19,117            658,378           61,262
                                            ----------        ----------        -----------       ----------

Gross Profit                                    43,573          (15,627)            (84,317)         (51,302)

Marketing and sales
    expenses                                   185,504            17,926            342,708           52,862
General and administrative
    expenses                                   355,235           168,756            865,935          522,803
                                            ----------        ----------        -----------       ----------

Operating loss                                (497,166)         (202,309)        (1,292,960)        (626,967)
Other income (expense):
   Other                                             -             (476)                  -            5,156
   Interest, net                                (8,403)           (7,110)           (17,828)         (25,657)
                                            ----------        ----------        -----------       ----------

Net loss                                    $ (505,569)       $ (209,895)       $(1,310,788)      $ (647,468)
                                            ==========        ==========        ===========       ==========
Per share data:
  Basic loss                                $    (0.12)       $    (0.06)       $     (0.32)      $    (0.18)
                                            ==========        ==========        ===========       ==========

  Diluted loss                              $    (0.12)       $    (0.06)       $     (0.32)      $    (0.18)
                                            ==========        ==========        ===========       ==========
Basic and diluted weighted
    average shares outstanding               4,206,877         3,709,312          4,119,936        3,519,172
                                            ==========        ==========        ===========       ==========



The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.
                       Condensed Statements of Cash Flows



                                                                    Nine Months Ended
                                                                         June 30,
                                                           --------------------------------
                                                               2002                  2001
                                                           -----------            ---------
Cash flows from operating activities
Net loss                                                   $(1,310,788)           $(647,468)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                              10,060                9,349
     Change in operating assets and liabilities:
         Accounts receivable                                (1,807,852)              (4,976)
         Prepaid expenses                                      (73,200)              (2,566)
         Accounts payable                                      970,771               10,839
         Accrued wages                                          (4,085)              52,891
         Other accrued expenses                              1,710,330                1,681
                                                           -----------            ---------
Net cash used in operating activities                         (504,764)            (580,250)
                                                           -----------            ---------
Cash flows from investing activities
Purchase of equipment                                          (16,414)              (2,628)
                                                           -----------            ---------
Net cash used in investing activities                          (16,414)              (2,628)
                                                           -----------            ---------
Cash flows from financing activities
(Repayments) borrowings from short-term debt                                       (185,000)
Sale of stock and other issuances                              438,332              723,790
(Repayments) borrowings from capital lease
   obligation                                                   (7,627)              (7,094)
                                                           -----------            ---------
Net cash provided by financing activities                      430,705              531,696
                                                           -----------            ---------
Net increase (decrease) in cash                                (90,473)             (51,182)
Cash at beginning of period                                    175,631              115,191
                                                           -----------            ---------
Cash at end of period                                      $    85,158            $  64,009
                                                           ===========            =========





The accompanying notes are an integral part of these financial statements.

                            Alliance HealthCard, Inc.

                     Notes to Condensed Financial Statements

                             June 30, 2002 and 2001

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

2. Significant Accounting Policies

The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents, has been omitted.

Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three month periods ended June 30, 2002 and 2001 because the Company's potentially dilutive securities are antidilutive in such periods.

3. Recent Sale of Unregistered Securities

As of June 30, 2002, the Company had sold a total of 303,055 Units of its Common Stock respectively at $4.50 per Unit for an aggregate of $1,363,748, pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was founded in September 1998 and was formed as a limited liability company and was reorganized into a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for health-related products and services from a network of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer-sponsored health plans which provide primary health insurance, but do not provide insurance coverage for other health-related services and products. The Company has financed its operations to date through the sale of its securities and a line of credit obtained in May 2000.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     The Company began sales of its membership cards in November 1999. Net revenues for the Company increased from $3,490 for the three months ended June 30, 2001 to $326,317 for the three months ended June 30, 2002 as a result of a contract with CVS Pharmacy, Inc. and State Farm Mutual Auto Insurance Company signed in December 2000 and April 2002, respectively.

     Gross profit increased $59,200 to $43,573 for the three months ended June 30, 2002 from a loss of $15,627 for the same three months in the prior year attributable to an increase in net revenues offset by an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended June 30, 2002.

     Marketing and sales expenses increased to $185,504 for the three months ended June 30, 2002 from $17,926 in the same prior year period due to an increase in royalty expense as a result of more cards outstanding associated with the CVS Pharmacy, Inc. contract signed in December 2000.

     General and administrative expenses increased to $355,235 for the three months ended June 30, 2002 from $168,756 in the same prior year period. The increase is primarily attributable to additional personnel and other expenses incurred to manage the card administration systems of the Company.

     Other expense decreased $476 for the three months ended June 30, 2002 due to a decline in consulting fees for certain Company personnel who performed services for an affiliated company.

     Interest expense, net increased to $8,403 for the three months ended June 30, 2002, due to an increase in the principal balance on the line of credit since June 30, 2001.

     The Company reported a net loss of $505,569 for the three months ended June 30, 2002 compared to $209,895 for the same prior year period. The increase in the net loss is a result of an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended June 30, 2002 and an increase in additional personnel related to the management of the Company's card administration systems.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

     Net revenues for the company increased to $574,061 for the nine months ended June 30, 2002 as a result of contracts with CVS Pharmacy, Inc. and State Farm Mutual Auto Insurance Company signed in December 2000 and April 2002 respectively.

         Gross profit decreased $33,015 to a loss of $84,317 for the nine months ended June 30, 2002 from a loss of $51,302 for the same nine month period in the prior year. The decline in gross profit was attributable to an increase in net revenues offset by an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the quarter ended June 30, 2002.

     Marketing and sales expenses increased to $342,708 for the nine months ended June 30, 2002 from $52,862 in the same prior year period due to an increase in royalty expense associated with the CVS Pharmacy, Inc. contract signed in December 2000.

     General and administrative expenses increased to $865,935 for the nine months ended June 30, 2002 from $522,803 in the same prior year period. The increase is primarily attributable to additional personnel and other expenses incurred to manage the card administration systems of the Company.

     Other income decreased $5,156 for the nine months ended June 30, 2002 due to a decline for consulting fees received for certain Company personnel who performed services for an affiliated company.

     Interest expense, net decreased to $17,828 for the nine months ended June 30, 2002, due to a decrease in the principal balance on the line of credit.

     The Company reported a net loss of $1,310,788 for the nine months ended June 30, 2002 compared to $647,468 for the same prior year period. The increase in the net loss is a result of an increase in customer service expenses associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract for the nine months ended June 30, 2002 and an increase in additional personnel related to the management of the Company's card administration systems.

Liquidity and Capital Resources

     The Company's operations used cash of $504,764 for the nine months ended June 30, 2002. The Company's net working capital was ($1,163,972) during the nine months ended June 30, 2002, from ($277,846) at September 30, 2001.

     The Company's investing activities used cash of $16,414 for the nine months ended June 30, 2002 for capital expenditures for computer equipment.

     The Company's financing activities provided cash of $430,705 consisting of $438,332 from the sale of unregistered securities offset by repayments of capital lease obligations of $7,627. As of June 30, 2002 the Company had sold a total of 303,055 Units of its Common Stock at $4.50 per Unit for an aggregate of $1,363,748 pursuant to the exemption set forth in Regulation D, Rule 506. Each Unit is comprised of three shares of Common Stock, $.001 par value, plus one Warrant to purchase one share of Common Stock at $1.50 per share.

     On April 1, 2002 the Company extended its credit agreement with Suntrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock warrants. The credit agreement matured on July 15, 2002 and bears an interest rate of 6% per annum. A final payment of the unpaid principal balance plus accrued interest was due and payable on July 15, 2002. The Company is in the process of renewing the credit agreement to September 30, 2002. The Company had $195,000 available on its credit agreement as of June 30, 2002. The working capital facility is being used to continue to provide on-going capital to fund the implementation of the contracts with CVS Pharmacy, Inc and State Farm Mutual Auto Insurance Company.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. The Company executed a five year contract in December, 2000 with CVS Pharmacy, Inc. a major retail chain consisting of approximately 4,100 locations that are selling a modified version of Alliance's Gold Card at their pharmacy counters to individuals who lack pharmacy and other health benefits. On April 5, 2002 the Company also executed a contract with State Farm Mutual Auto Insurance Company with an implementation date of July 1, 2002. The insurance company will also sell a modified version of Alliance's Gold Card. The Company intends to fund its ongoing development and operations through a combination of sales through these retail stores and the insurance industry. If the Company fails to successfully develop these markets, it may be necessary for the Company to pursue new capital investments to successfully implement its business plan to the fullest extent during the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Alliance HealthCard, Inc.


August 13, 2002                 By: /s/ Robert D. Garces
                                    --------------------
                                    Robert D. Garces
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


August 13, 2002                 By: /s/ Rita McKeown
                                    ----------------
                                    Rita McKeown
                                    Controller
                                    (Principal Financial and Accounting Officer)