Form 10KSB
period 2002-09-30
ALLIANCE HEALTHCARD INC
filed 2003-01-10
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0001087216

Alliance HealthCard, Inc.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2445301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3500 Parkway Lane, Suite 720, Norcross, GA 30092
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (770) 734-9255

Securities registered pursuant to Section 12 (b) of the Act: None
Securities to be registered pursuant to Section 12 (g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for the fiscal year ended September 30, 2002 were $1,384,830.

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock on December 1, 2002 was $8,857,792.

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at December 1, 2002
Common Stock, $.001 par value	4,428,896

Transitional Small Business Disclosure Format (Check One): Yes ☒    No ☐

ALLIANCE HEALTHCARD, INC.

FORM 10-K-SB

ITEM 1.     BUSINESS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

GENERAL

Alliance HealthCard, Inc. (hereinafter referred to as “Alliance” or the “Company”) specializes in creating, marketing and distributing value added healthcare savings programs, services, and products. Alliance gives individuals and families access to healthcare providers offering up to 20 major healthcare services at significantly discounted fees for a low annual fee. Alliance markets to predominantly underserved markets where individuals either have limited health benefits, or no insurance. These markets may vary widely from senior populations with Medicare (no prescription benefits), part-time employees, to pockets of the over 40 million uninsured looking for lower cost medical services and access to providers.

The Company does not sell insured plans. However, the discounts realized by its members through its programs typically range from 10% to 60% off providers’ usual and customary fees. Building upon the power of group purchasing, Alliance has negotiated discounts up to 20 different service categories. The Company’s programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

The Company was founded with the expectation of marketing its programs in the name of Alliance HealthCard. It soon became apparent that there are many organizations that desire healthcare savings programs but are either unwilling or incapable of developing the provider networks, infrastructure and systems necessary to do so. Today, a major strength of the Company’s sales and delivery strategy is to include the provision of provider networks, systems and services to third party organizations that will provide them to their various constituencies (e.g. insurance companies, retail pharmacies and large employers with part time employees, etc.) Those organizations can then create an additional revenue stream while providing a valuable service to their customers or employees. The benefits of such a program range from customer loyalty to incremental business previously going to competitors.

Membership Service Programs

The Company offers memberships on an individual basis. Individual memberships are marketed to consumers through retail pharmacies, insurance companies, large employers and associations.

Through Alliance’s provider networks, cardholders will be offered discounts for products and services ranging from 10% to 60% depending on the area of coverage and the specific procedures. Below are examples of the range of discounts in the major service categories:

Service	Discount Off Retail	Service	Discount Off Retail
Dental Care	15-40%	Orthodontics	23-35%
Vision Care		Massage Therapy	25-35%
Prescription eyeglasses	10-60%	Physical Therapy	15-20%
Contact Lenses	10-60%	Health Clubs	25-40%
Sunglasses	20-50%	Acupuncture	25-40%
Lasik (vision correction)	10-30%	Alternative Medicine	25-35%
Hearing Aids	15-40%	Diagnostic Centers	25-35%
Prescription Drugs	10-50%	Pain Management	10-30%
Chiropractic Care	30-50%	Personal Training	10-30%
Mental Health/Life Care	10-30%	Nutritionist	10-30%
Electrolysis	10-30%	Weight Loss Centers	10-30%
Nurse Help Line	Complementary

In general, members subscribe for renewable one-year memberships in the Company’s programs. The membership fees related to the healthcare provider model are paid directly to the Company by the individual members. Membership fees for subscribers through insurance companies, large employers, and associations are generally paid directly to the Company by the associated company, not the individual subscriber.

Members who enroll in a program through the healthcare provider model sometimes receive a trial membership. During the trial membership, the member may use the program’s services without obligation, as outlined in a membership brochure included in each fulfillment kit along with a membership card and membership identification number. Trial memberships are generally for a period of 30 or 90 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership. The Company does not record any revenue with respect to trial memberships. The consumer is charged the monthly or annual membership fee upon enrollment in a program. In the event that the member cancels the membership during the initial trial membership period, the full membership fee is refunded. During the course of an initial annual membership term or renewal term, a member is free to cancel a membership in the program, generally for a prorated refund of the membership fee for the remaining period.

Members enrolled through the institutional distribution model are already policyholders with the insurance company. Insurance companies provide the health savings card to the selected group of policyholders, such as Medicare supplement or life insurance policyholders. The membership may be provided at a minimal cost or no additional cost to the policyholder. The membership term is for one year and is generally paid to the Company on a monthly or annual basis. Membership fees generated through the institutional model are generally paid to the Company by the institution. For memberships paid for in advance on an annual basis, revenue is recognized monthly over the applicable twelve-month period. Membership fees generated through the institutional model are generally paid to the Company by the institution.

Members who enroll through the retail model generally consist of individuals who have limited or no health benefits. They may enroll directly in the Alliance Gold or Platinum Card program. Or, an employer may choose to provide a Gold or Platinum membership, or a variation thereof, at no cost to its employees or may choose to capture all or part of the membership fee from the employee through payroll deduction.

Network Contracts

Alliance offers its members 20 healthcare provider services nationwide. Depending upon the membership level selected, cardholders can access up to 380,000 providers. The Company is a leader in providing one of the most varied and unique blends of healthcare savings programs in the industry.

The Company contracts directly with independent providers and provider service organizations as well as with national and regional provider networks (“leased networks”). Provider services are typically discounted an average of 30% off retail or usual and customary charges with discounts ranging from 10% to 60%.

A leased network requires the Company to pay an access fee based on the number of active card members who have access to the network’s providers and practitioners. These fees range from $0.01 to $.35 per member per month. The contracts guarantee access and discounts off the networks’ usual and customary fee schedules.

At the present time, the Company has provider agreements throughout the United States that provide access to approximately 62,400 pharmacies, 15,200 optical centers, 10,100 chiropractic doctors, 250,000 medical doctors, 10,400 dentists, 5,000 alternative medicine and over 30,000 other service providers.

Member Services

The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, the Company maintains a call center in Atlanta, Georgia. The Company’s service center is available to members, toll free, Monday through Friday from 8:00 a.m. to 6:00 p.m. eastern time. All new membership service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through its training programs, systems and software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company also works closely with its vendors’ customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

Technology

The Company has made substantial investments in its proprietary technology and management information systems. These systems were designed in-house and are used in all aspects of its business, including:

•	Maintenance of member eligibility and demographic information;

•	Maintenance of provider locator services;

•	Member billing on a monthly or annual basis; and

•	Commission tracking

The Company has also established a web site (www.alliancehealthcard.com) for its programs that provide information about membership benefits and services, and also allows new members to enroll on-line.

PRODUCTS

Based on the target market, Alliance offers several different healthcare benefit card programs that provide to members benefits that range from prescription drug discounts only to the 16 benefits available through its Platinum Card program. The Company offers its Gold and Platinum Cards directly or co-brands them with its customers. It also offers its clients cards with custom-designed benefit packages.

The Gold Card

The Gold Card presumes the member has some level of basic medical insurance coverage. It offers services that are typically not covered under a traditional health insurance plan or an insurance plan that may have certain coverage limits. The Gold Card provides individuals and families national access to over 100,000 healthcare providers. This program typically is marketed as add-on services alongside an existing health plan or as a stand-alone plan for those who have health insurance but with minimal benefits for prescription or other ancillary services (e.g. Medicare). The services of the Gold Card are:

Pharmacy	Chiropractic	Medical Supplies
Vision	Alternative Medicine	Medical Lab Services
Dental	Long-Term Care	Podiatry
Hearing	Mental Health	Emergency Medical Response
24-hour nurse line	Physical Therapy

The Platinum Card

For individuals that do not have an insurance plan, Alliance offers the Platinum Card product. This product includes all of the services of the Gold Card plus medical providers, including hospitals and physicians. With over 400,000 providers nationally, this product targets those with little or no insurance, or those with just catastrophic coverage. The Platinum Card gives members access to all of the Gold Card services listed above, plus additional access to several thousand hospitals and over 300,000 physicians in specialties such as:

Family Practice	Internists	OB/GYN
Orthopedics	Pediatricians	Cardiology
Radiology	Ophthalmology	Urology
ENT	Neurology	Surgery

INDUSTRY OVERVIEW

Alliance provides healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and uninsured. The individual or family who benefits from membership in Alliance’s healthcare networks generally has a gap in healthcare benefits because of a lack of sufficient insurance coverage due to cost or product availability. The market is not limited to self-paying healthcare consumers; it includes employers, insurers and other affinity groups that offer Alliance membership services. Some members purchase an Alliance product to gain access to a specific product or service not covered by a health plan. Examples of the products and services not covered by certain plans would be alternative medicine, vision care or prescription drugs under Medicare. Other clients purchase Alliance memberships for their customers to enhance customer loyalty and retention.

The Insured

The Company believes that a large number of individuals who have traditional health care coverage in the United States are classified as insured. Most often, that coverage is provided by an employer or by the consumer’s being demographically eligible for government programs such as Medicare and Medicaid. While such coverage is usually satisfactory, it is most often used for catastrophic situations and covers only certain traditional, mainline services such as hospitalization and medical doctors. There are often significant gaps in coverage that may place the consumer at financial risk. Services that are essential to the quality of life may be excluded. Hearing aids, dental, orthodontia, non-prescription nutritional supplements, eyeglasses, and pain management are examples of some of the items that may be excluded from many plans.

The Underinsured

The definition of “underinsured” usually focuses on the issue of assumed risk. A fully insured individual is ordinarily exposed to a level of potential out of pocket cost for deductibles and co-payments that would not be disruptive to that individual’s personal financial situation. By contrast, the underinsured individual has, for whatever reason, assumed a higher level of financial risk for those out of pocket expenses, a level that may be considered a hardship if incurred.

The Uninsured

The Company believes that a significant number of individuals in the United States have no health care coverage whatsoever—they are uninsured. Self-employed individuals, workers in casual occupations such as agriculture, construction, fast food, entertainment and hospitality, semi-retirees and early retirees are possible examples.

In summary, there are many Americans at risk for major healthcare-related expenditures for which they would be personally responsible. These consumers are looking for ways to reduce their out of pocket expenditures and the financial burden they would otherwise incur.

HISTORY OF THE COMPANY

The Company was founded in September 1998 as a limited liability company and was reorganized as a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for healthcare-related products and services from networks of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans that provide primary health insurance, but do not provide insurance coverage for certain healthcare-related services and products.

On September 30, 1999, the Company completed a $900,000 private stock offering under Regulation 504 consisting of 1,080,000 shares of Common Stock and 124 shareholders. The Company used the funds to successfully build the infrastructure for network development, customer support systems and its sales and marketing team.

After completing the private stock offering in September 1999, the Company registered its securities with the Securities and Exchange Commission on March 10, 2000 and received approval from the NASD on November 29, 2000 to begin trading its Common Stock under the trading symbol of ALHC. The Company’s board of directors also approved a three for one stock split effective November 1, 2000.

In anticipation of the CVS contract beginning in January 2001, the Company began another private stock offering under Regulation 506 in December 2000. The offering was for 333,333 Units of its securities, for a total of $1,500,000. Each Unit was comprised of three shares of Common Stock plus one Warrant to purchase one share of Common Stock at $1.50 per share. As of September 30, 2002, the Company had sold a total of 346,378 Units of its securities at $4.50 per Unit with aggregate proceeds equaling $1,558,703 from such sales. The Company issued 1,039,134 shares of Common Stock from approximately 65 shareholders pursuant to the exemption set forth in Regulation D, Rule 506. The Company completed the Offering on September 25, 2002.

BUSINESS STRATEGY

The Company intends to focus predominantly in underserved markets where individuals either have limited healthcare benefits, or no insurance. The Company has developed programs that give individuals access to healthcare providers at reduced fees, and offers value and savings to healthcare consumers throughout the country. Through product design, competitive membership pricing and strong distribution channel partners, Alliance plans to fill a significant void in the healthcare market that insurance plans have not addressed.

The Company’s primary target markets consist of: 1) the Medicare population without supplemental coverage 2) individuals with limited benefit insurance plans, 3) uninsured individuals, and 4) workers’ compensation funds seeking to reduce their prescription drug costs. Each of these markets has unique characteristics and, therefore, specific means of distribution. Alliance provides a wide degree of flexibility to its distribution partners in both product design and network services. The Company’s distribution strategy is built on three models:

☐
Healthcare Provider Model—Alliance partners with healthcare providers to give their customers access to the savings available through Alliance’s network of healthcare services in addition to those offered by the providers themselves. (Example: retail pharmacies)

☐
Institutional Model—Alliance produces custom and/or co-branded healthcare savings card to create an added value for an institution’s existing product or service, or a card for resale by the institution. (Example: healthcare related insurance companies)

☐	Retail Model—Alliance sells cards to individuals on a direct basis, or through agents, brokers and resellers.

The Gold and Platinum cards are the Company’s principal retail or individual consumer oriented products and represent the Company’s retail distribution model. Variations of the Gold and Platinum cards, i.e., co-branded cards, are sold through healthcare providers to their customers and represent the healthcare provider model. The Company, however, has issued the majority of its healthcare benefit cards to certain policyholders of insurance companies that purchased the cards from Alliance. These insurance company clients distributed the cards as a value added benefit to their policyholders. The Company believes that this institutional distribution model may offer the greatest near-term growth opportunities for its card base.

The Company has also identified a new market for its pharmacy benefit service. Alliance is developing a pharmacy benefit program for workers’ compensation funds and third party administrators thereof. The Company expects to begin to market this service by its third 2003 fiscal quarter.

The Company believes its product design flexibility, in conjunction with systems and operations built around its distribution models, is unique in the industry and that competitors takes a “one size fits all” approach to program design. The Company’s flexible approach to clients needs should contribute directly to the success of its business strategy.

The Company’s future profitability, liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. In December 2000, the Company signed a ten-year contract with CVS Pharmacy, Inc., a major retail chain consisting of approximately 4,100 locations that sell a version of the Company’s Gold Cad at its pharmacy counters to individuals who lack pharmacy and/or other health benefits. The Company executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002 with implementation beginning in July 2002 and completion expected during the first half of calendar year 2003. The Company executed a five-year contract with Bankers Fidelity Life Insurance Company in July 2002 with implementation beginning in September 2002 with completion also expected during the first half of calendar year 2003. In December 2002, Alliance signed separate three-year contracts with four subsidiaries of an insurance holding company. After the initial term, each contract renews automatically for a one-year term. Implementation of these contracts should be completed during Alliance’s third fiscal quarter. The Company intends to fund its ongoing development and operations through a combination of sales through these three existing contracts and potential new contracts.

The Company expects to be profitable in its third fiscal quarter of 2003 if its pipeline business closes and comes on stream on the dates anticipated and at the expected implementation costs. Alliance is still an emerging company and very sensitive to the timing of new business implementations and staying within their implementation budgets, especially accounts bringing a large number of new cardholders such as State Farm. Similarly, this outlook anticipates the timely and successful implementation of the Company’s new product for workers’ compensation funds.

SALES AND MARKETING

The Company currently employs two full-time sales professional. Alliance’s prospects and sales have emerged principally from personal contacts by the Company’s sales professional and executive officers with healthcare related executives as well as referrals from its board of directors. The Company also retains several independent consultants who market its products and services, and are compensated solely on the basis of actual sales closed.

CUSTOMERS

In December 2002, Alliance signed separate three-year contracts with four subsidiaries of an insurance holding company. After the initial term, each contract renews automatically for a one-year term. Implementation of these contracts that provide co-branded prescription drug discount cards to the insurance companies’ policyholders should be completed during Alliance’s third fiscal quarter. The Company executed a five-year contract with Bankers Fidelity Life Insurance Company in July 2002 with implementation beginning in September 2002 with completion expected during the first half of calendar year 2003. Bankers Fidelity Life distributes at no cost to its policyholders the “Senior SecuRxity” card, a co-branded pharmacy benefit card. The Senior SecuRxity card will provide Bankers’ policyholders savings on their prescription drug purchases throughout Alliance’s drug store network that exceeds 48,000 stores nationwide. The Company also executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002. Implementation began in July 2002 and has an expected completion date of March 2003. State Farm’s co-branded Good Neighbor Advantage card gives its policyholders discounts on their drug purchases within Alliance’s drug store network plus discounts on vision, dental, hearing, chiropractic and alternative medicine services; and diabetes management supplies. A 24-hour nurse line service is also available. The initial term of the contract is three (3) years and it renews for one (1) year terms thereafter. In December 2000 the Company executed a ten-year contract with CVS Pharmacy, Inc., a major retail chain consisting of approximately 4,100 locations that are selling the cards at their pharmacy counters to certain individuals who lack pharmacy and other health benefits. The CVS membership card, co-branded as the Health Savings Pass, is a variation of the Company’s Gold card. The initial term of the agreement is five (5) years and it renews for consecutive five (5) year terms until either party provides written notice of cancellation at least 180 days prior to the expiration of the then current term. There is no certainty that Bankers Fidelity Life Insurance Company, State Farm Mutual Automobile Insurance Company or CVS Pharmacy, Inc. will not cancel after the initial term. There can be no assurances that the Company could replace these revenues when the agreements expire or if one or both are terminated prior to expiration. Accordingly, termination or expiration of these relationships would substantially reduce the Company’s revenues and profits, and, thus, have a material adverse effect on the Company’s business, financial performance and operations.

COMPETITION

There are several companies that compete with the Company. Although the medical savings industry is still in its early stages, competition for members is becoming more intense. The Company’s principal competitors are Eckerd, Member Works/Discount Development Services, Peoples Prescription Plan, and Readers Digest’s YouRX Plan. Its other competitors include large retailers, insurance companies and other organizations that offer benefit programs to their customers.

Due to the lack of market dominance by any one company, the industry does present an attractive opportunity for new entrants. It is the Company’s belief that the low price point of its product and the high cost of member acquisition will dissuade many entrants. By focusing on delivery models that rely upon established customer relationships (i.e. the existing customer base of a large healthcare provider or the labor force of a large employer), Alliance believes that it will be able to minimize the acquisition cost of its members.

GOVERNMENT REGULATION

The Company does not sell or market insurance products, and, thus, believes that its business is not subject to material regulation under the insurance laws of the United States or any of the states in which it offers or plans to offer services. Licensing laws and regulations often differ materially among states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If the Company becomes subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. In addition, the use of the Internet in the marketing and distribution of the Company’s services is relatively new and presents issues, such as the limitations on an insurance regulator’s jurisdiction and whether Internet service providers, gateways or cybermalls are (a) engaged in the solicitation or sale of insurance policies or (b) otherwise transacting business requiring licensure under the laws of one or more states. Accordingly, the insurance laws and regulations and interpretations thereof are subject to uncertainty and change. The Company cannot be sure that a review of its current and proposed operations will not result in a determination that could materially and adversely affect its business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting the Company’s ability to conduct its business as now conducted or proposed to be conducted.

EMPLOYEES

As of November 30, 2002, the Company employed 21 individuals on a full-time basis and 1 on a part-time basis. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.     PROPERTIES.

The Company’s executive offices are located in Norcross, Georgia, consisting of approximately 5,800 square feet of space subleased from NovaNet, Inc., a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The sublease was executed on April 1, 2002 and terminates on April 30, 2004 at approximately $8,910 per month through February 28, 2003 and increases to $9,703 per month for the period from March 1, 2003 through April 30, 2004. The sublease includes the use of reception, office furniture, copying and other office equipment. While the sublease was not negotiated at arms-length, the Company believes the terms of the sublease are comparable to what it would pay for such space on the open market. The Company believes that it has adequate office space for its current operations.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not currently involved in any litigation or legal proceedings and is not aware of any litigation or proceeding threatened against it.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on August 21, 2002 for stockholders of record at the close of business on June 28, 2002. The stockholders voted and approved the following matters:

1.	To elect a Board of Directors consisting of six members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

2.
To ratify the selection of Miller, Ray & Houser by the Board of Directors as the Company’s independent public accountants to audit the accounts of the Company for the fiscal year ending September 30, 2002.

3.	To transact such other business as may properly come before the Annual Meeting or any postponement or adjournment thereof.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliance’s Common Stock began trading on the Over The Counter Bulletin Board in January 2001. As of December 12, 2002 there were 166 holders of record of Alliance Common Stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Alliance Common Stock as reported on the Over The Counter Bulletin Board prior to September 30, 2002.

	Price Per Common Share
	High	Low
Year Ended September 30, 2002
First Quarter	$2.50	$0.55
Second Quarter	$2.55	$1.50
Third Quarter	$2.40	$0.80
Fourth Quarter	$2.50	$1.01

DIVIDEND POLICY

The Company declared a three-for-one stock dividend to shareholders of record as of November 1, 2000. However, the Company has never paid cash dividends or made other cash distributions to Common Stock shareholders, and does not expect to declare or pay any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business. Payments of dividends in the future will depend upon the Company’s growth, profitability, financial condition and other factors the Company’s Board of Directors may deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. As of September 30, 2002, the Company had sold a total of 346,378 Units of its securities at $4.50 per Unit with aggregate proceeds equaling $1,558,703 from such sales. The Company issued 1,039,134 shares of Common Stock to 65 shareholders pursuant to the exemption set forth in Regulation D, Rule 506. The Company completed the Offering on September 25, 2002.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in September 1998 as a limited liability company and reorganized into a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for healthcare-related products and services from networks of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans that provide primary health insurance, but do not provide insurance coverage for certain healthcare-related services and products. The Company began sales of its membership cards in November 1999. The Company has financed its operations to date through the sale of its securities and a line of credit obtained in May 2000. See “Liquidity and Capital Resources.”

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

	Quarter Ended September 30,
	2002	2001
Net revenues	$810,769	$14,809
Direct costs	365,414	67,824

Gross profit	445,355	(53,015)
Marketing and sales expenses	280,632	43,424
General and administrative	484,640	229,822

Operating loss	(319,917)	(326,261)
Other income (expense)	(2,106)	(4,867)

Net loss	$(322,023)	$(331,128)

Net revenues for the Company increased from $14,809 for the three months ended September 30, 2001 to $810,769 for the three months ended September 30, 2002. The increase in co-branded cards issued under the contract with CVS Pharmacy, Inc. accounted for 60% of the increase. State Farm Mutual Automobile Insurance Company signed a three-year contract in April 2002 and accounted for the remaining 40% of the revenue increase for the quarter. Full implementation of the State Farm contract is expected to occur during the first half of calendar 2003.

Gross profit increased $498,370 to $445,355 for the three months ended September 30, 2002 from a loss of $53,015 for the quarter ending September 30, 2001. The increase in gross profit was primarily attributable to an increase in net revenues from the CVS contract plus a one-time expense reduction of $135,828 associated with a credit issued by a Company vendor. The vendor credit was for customer service expenses associated with a CVS direct mail campaign incurred during the prior three quarters. The State Farm contract accounted for 9% of the gross profit increase.

Marketing and sales expenses increased to $280,632 for the three months ended September 30, 2002 from $43,424 in the same prior year period primarily due to additional cards issued under the CVS Pharmacy, Inc. contract signed in December 2000. The additional cards resulted in increased royalty expenses pursuant to the CVS contract.

General and administrative expenses increased to $484,640 for the three months ended September 30, 2002 from $229,822 in the same prior year period. The increase of $254,818 was attributable to the following: (a) an increase in compensation expense of $174,000 for additional personnel; (b) an increase of $55,000 for general office expenses including rent, telephone and other office expenses associated with an increase of additional personnel and (c) an increase of $25,000 related to credit card fees and postage for card administration.

Interest expense decreased to $2,106 for the three months ended September 30, 2002 from $4,867 for the same prior year quarter. The decrease was attributable to a credit adjustment of $5,528 for interest expense related to the Company’s line of credit.

The Company reported a net loss of $322,023 for the three months ended September 30, 2002 compared to a loss of $331,128 for the same prior year period. The decrease of $9,105 resulted from the increase in gross profits related to the CVS and State Farm contracts that were nearly offset by the increase in marketing and sales, and general administrative expenses as discussed above.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Net revenues for the company increased $1,360,061 to $1,384,830 for the year ending September 30, 2002 from $24,769 for the same prior year period. The increase was primarily the result of an increase of membership cards related to the CVS contract. In addition to the CVS revenue increase, State Farm Mutual Automobile Insurance Company signed a three-year contract in April 2002 that accounted for approximately 24% of the increase. The State Farm contract is expected to be fully implemented during the first half of calendar year 2003.

Gross profit increased $465,355 to $361,038 for the year ended 2002 from a loss of $104,317 for the same prior year. The increase in gross profit was primarily attributable to an increase in net revenues from the CVS contract.

Marketing and sales expenses increased $527,054 to $623,340 for the year ending September 30, 2002 from $96,286 for the year ending September 30, 2001 primarily as a result of additional cards outstanding under the CVS contract. The additional revenues resulted in higher royalty expense related to the CVS contract.

General and administrative expenses increased to $1,350,575 for the year ending September 30, 2002 from $752,625 in the prior year. The increase of $597,950 is attributable to the following: (a) an increase in compensation expense of approximately $441,000 for additional personnel; (b) an increase of approximately $83,000 related to credit card fees and postage for card administration; (c) an increase of $74,000 for general office expenses including rent, telephone and other office expenses associated with personnel additions and the relocation of the Company to larger office space.

Miscellaneous income decreased $5,156 for the year ending September 30, 2002 as a result of a decline in consulting fees that were received for certain Company personnel who performed services for an affiliated Company for the year ending September 30, 2001 (see “Related Transactions”). Interest expense decreased $10,590 for the year ending September 30, 2002 to $19,934 as a result of a lower average outstanding principal balance on the Company’s line of credit for October 2001 through July 2002.

The Company reported a net loss of $1,632,811 in 2002 compared to a net loss of $978,596 for the prior year. The increase in the net loss is principally a result of the increase in general and administrative expenses of $597,950 related to the abovementioned additional personnel and card administration expenses incurred to continue to develop the infrastructure of the Company to support expected growth.

Liquidity and Capital Resources

The Company’s operations provided cash of $53,050 for the year ended September 30, 2002 primarily as a result of the increase in deferred revenue of $1,640,846 related to an increase of outstanding cards related to the CVS contract. Approximately 70% of CVS card members pay their memberships annually when enrolling in the program. The Company recognizes annual membership revenues over the applicable twelve-month term of the membership period. The Company’s net working capital decreased $983,392 to $(1,261,238) during the 12 months ended September 30, 2002 from $(277,846) at September 30, 2001. The decrease in working capital was caused by the abovementioned increase in deferred revenue plus an increase in notes payable of $349,172. The notes payable increase consist of $179,172 in the Company’s line of credit usage and the issuance of the promissory note for $170,000 on September 30, 2002 to a Company vendor.

The Company’s investing activities during the year ended September 30, 2002 used cash of $27,251 for capital expenditures for computers and equipment for card administration and the increase in additional personnel.

The Company’s financing activities during the year ended September 30, 2002 provided cash of $974,515 primarily from the sale of unregistered securities of $635,615, an increase of $179,172 in the Company’s line of credit usage and the issuance on September 30, 2002 of a promissory note for $170,000. The promissory note is related to expenses incurred for a direct mail campaign for the CVS contract. As of September 30, 2002, the Company had sold a total of 346,378 Units of its securities at $4.50 per Unit with aggregate proceeds equaling $1,558,703 from such sales. Each Unit was comprised of three shares of the Company’s Common Stock and one warrant to purchase an additional share of Common Stock for $1.50. The Company has issued a total of 1,039,134 shares of Common Stock and 346,378 warrants to 65 shareholders pursuant to the exemption set forth in Regulation D, Rule 506. The Company completed the Offering on September 25, 2002.

On October 22, 2002 the Company extended its credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock options. The credit agreement matures on April 22, 2003 and bears an interest rate of 5.25% per annum. The Company began interest only payments on June 17, 2000. A final payment of the unpaid principal balance plus accrued interest is due and payable on April 22, 2003. The Company has $15,528 available on its credit agreement as of September 30, 2002. The working capital facility is being used to continue to provide on-going capital to fund the implementation of the contracts with State Farm and Bankers Fidelity and general corporate operations.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. In December 2000, the Company signed a ten-year contract with CVS Pharmacy, Inc., a major retail chain consisting of approximately 4,100 locations that sell a version of the Company’s Gold Card at its pharmacy counters to individuals who lack pharmacy and/or other health benefits. The Company executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002 with implementation beginning in July 2002 and completion expected during the first half of calendar year 2003. The Company executed a five-year contract with Bankers Fidelity Life Insurance Company in July 2002 with implementation beginning in September 2002 with completion also expected during the first half of calendar year 2003. The Company intends to fund its ongoing development and operations through a combination of sales through these three existing contracts and potential new contracts. If the Company fails to successfully develop a market through the healthcare provider, institutional and retail distribution models, the Company may not be able to successfully implement its business plan to the fullest extent during the next twelve months.

The Company expects to be profitable in its third fiscal quarter of 2003 if its pipeline business closes and comes on stream on the dates anticipated and at the expected implementation costs. Alliance is still an emerging company and very sensitive to the timing of new business implementations and staying within their implementation budgets, especially accounts bringing a large number of new cardholders such as State Farm. Similarly, this outlook anticipates the timely and successful implementation of the Company’s new product for workers’ compensation funds.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Reports of Independent Auditors

Balance Sheets as of September 30, 2002 and 2001

Statements of Operations for the year ended September 30, 2002 and 2001

Statements of Stockholders’ Equity for the year ending September 30, 2002 and 2001

Statements of Cash Flows for the year ended September 30, 2002 and 2001

Notes to Financial Statements

Report of Independent Accountants

The Board of Directors and Stockholders
Alliance HealthCard, Inc.

We have audited the accompanying balance sheets of Alliance HealthCard, Inc. as of September 30, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses and lack of equity raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miller Ray & Houser, LLP

Atlanta, Georgia
November 5, 2002

Alliance HealthCard, Inc.
Balance Sheets

	September 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,175,945	$175,631
Accounts receivable, net	908,259	59,985
Prepaid expenses and other current assets	536,830	19,475

Total current assets	2,621,034	255,091

Furniture and equipment, net	38,778	32,875
Other assets	10,249	—

Total assets	$2,670,061	$287,966

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,305,228	$54,863
Accrued salaries and benefits	115,153	36,342
Deferred revenue	1,678,870	—
Other accrued liabilities	117,656	125,311
Notes payable	654,172	305,000
Current portion of capital lease obligations	11,193	11,421

Total current liabilities	3,882,272	532,937

Capital lease obligation	4,250	14,294

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,428,896 shares issued and outstanding at September 30, 2002 and 3,945,919 shares issued and outstanding at September 30, 2001	2,227	1,747
Additional paid-in-capital	2,792,907	2,117,772
Accumulated deficit	(4,011,595)	(2,378,784)

Total stockholders’ equity	(1,216,461)	(259,265)

Total liabilities and stockholders’ equity	$2,670,061	$287,966

See accompanying notes.

Alliance HealthCard, Inc.
Statements of Operations
	Twelve Months Ending September 30,
	2002	2001
Net revenues	$1,384,830	$24,769
Direct costs	1,023,792	129,086

Gross profit	361,038	(104,317)

Marketing and sales expenses	623,340	96,286
General and administrative expenses	1,350,575	752,625

Operating loss	(1,612,877)	(953,228)

Other income (expense):
Other	—	5,156
Interest, net	(19,934)	(30,524)

	(19,934)	(25,368)
Net loss	$(1,632,811)	$(978,596)

Per share data:
Basic loss	$(0.39)	$(0.27)

Diluted loss	$(0.39)	$(0.27)

Basic and diluted weighted average shares outstanding	4,179,405	3,681,421

See accompanying notes.

Alliance HealthCard, Inc.
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2000	3,299,400	$1,100	$1,041,010	$(1,400,188)	$(358,078)
Sale of stock ($1.50 per share), net of offering costs	624,499	625	936,121	—	936,746
Stock options and warrants exercised	22,020	22	7,645	—	7,667
Stock options issued on October 1, 2000 ($0.83 per share)	—	—	132,996	—	132,996
Net loss	—	—	—	(978,596)	(978,596)

Balance at September 30, 2001	3,945,919	1,747	2,117,772	(2,378,784)	(259,265)
Sale of stock ($1.50 per share)	425,687	423	635,026	—	635,449
Stock options and warrants exercised	20,290	20	4,646	—	4,666
Stock purchased 10/15/01	(3,000)	(3)	(4,497)	—	(4,500)
Stock issued 09/12/02	40,000	40	39,960	—	40,000
Net loss	—	—	—	(1,632,811)	(1,632,811)

Balance at September 30, 2002	4,428,896	$2,227	$2,792,907	$(4,011,595)	$(1,216,461)

See accompanying notes.

Alliance HealthCard, Inc.
Statements of Cash Flows

	For The Year Ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(1,632,811)	$(978,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,348	15,467
Stock issued in connection with employment services	40,000	—
Change in operating assets and liabilities:
Accounts receivable	(848,274)	(56,486)
Prepaid expenses	(517,355)	(12,080)
Deposits	(10,249)	4,637
Accounts payable	1,250,365	45,639
Accrued wages	78,811	(71,422)
Other accrued expenses	1,671,215	97,929

Net cash provided by (used in) operating activities	53,050	(954,912)

Cash flows from investing activities
Purchase of equipment	(27,251)	(16,435)

Net cash used in investing activities	(27,251)	(16,435)

Cash flows from financing activities
Borrowings (repayments) from short-term debt	349,172	(45,000)
Sale of stock and other issuances	635,615	1,077,409
Repayments of capital lease obligations	(10,272)	(622)

Net cash provided by financing activities	974,515	1,031,787

Net increase in cash	1,000,314	60,440
Cash at beginning of period	175,631	115,191

Cash at end of period	$1,175,945	$175,631

See accompanying notes.

Alliance HealthCard, Inc.

Notes to Financial Statements

September 30, 2002 and 2001

1.    Description of the Business

Alliance HealthCard, Inc. (the “Company”) was organized on September 30, 1998 to provide comprehensive health-care services through provider networks at discounts to patients for services not covered by their health insurance. The Company was formed as a limited liability corporation and was reorganized into a Georgia corporation in February 1999.

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

Cash and Cash Equivalents

For the purposes of the balance sheets and statements of cash flows, the Company considers investments purchased with maturities of three months or less at the time of purchase to be cash equivalents.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation (which includes amortization of assets under capital leases) is computed on a straight-line basis based on management’s estimates of the useful lives of the assets (or the term of the related lease, if less), which range from three to five years.

Stock Options

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, encourages but does not require companies to record compensation cost for their employee stock compensation plans at the fair value of the options granted. The Company has elected to measure compensation costs for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Income Taxes

Prior to February 1999, the Company was a limited liability corporation and therefore, the owners assumed responsibility for the income taxes of the Company. Effective February 1999, the Company has changed its tax status to a C Corporation. The Company has since adopted FASB Statement No. 109, “Accounting for Income Taxes,” which requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

Accounts Receivable

Accounts receivables are recorded net of an allowance for doubtful accounts established to provide for losses on un-collectible accounts based on management’s estimates and historical collection experience. The provision for doubtful accounts was $391 for the years ended September 30, 2002 and 2001. The bad debt expense was $0 and $759 for years ended September 30, 2002 and 2001, respectively.

Revenue Recognition

In general, members subscribe for renewable one-year memberships in the Company’s programs. Membership fees are generally paid to the Company on a monthly or annual basis. For those members paying monthly, the membership fees are recognized on a monthly basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

Implementation Expense Recognition

Contracts with insurance companies or large employers often generate substantial implementation expense. For total contract implementation costs in excess of $5,000, the Company records that expense over the first twelve-month term of the contract. Costs less than $5,000 are expensed as incurred such as in the healthcare provider model. If the contract provides for payments to offset implementation costs, the aggregate amount of such payments is also recognized over the first twelve-month term of the contract.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

The carrying amounts of cash, accounts receivables, other current assets, accounts payable, accrued expenses and current portion and non-current portion of notes payable approximate fair value because of the short maturity of those instruments.

3.    Going Concern and Management’s Plan

The Company’s future profitability, liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. In December 2000, the Company signed a five-year contract with CVS Pharmacy, Inc., a major retain chain consisting of approximately 4,100 locations that sell a version of the Company’s Gold Card at their pharmacy counters to individuals who lack pharmacy and/or other health benefits. The Company executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002 with implementation beginning in July 2002 and completion expected during the first half of calendar year 2003. The Company executed a five-year contract with Bankers Fidelity with completion also expected during the first half of calendar year 2003. The Company intends to fund its ongoing development and operations through a combination of sales through these three existing contracts and potential new contracts.

The Company expects to be profitable in its third fiscal quarter of 2003 if its pipeline business closes and comes on stream on the dates anticipated and at the expected implementation costs. Alliance is still an emerging company and very sensitive to the timing of new business implementations and staying on their implementation

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

3.    Going Concern and Management’s Plan (Continued)

budgets, especially accounts bringing a large number of new cardholders such as State Farm. Similarly, this outlook anticipates the timely and successful implementation of the Company’s new product for workers’ compensation funds. Management has prepared a contingency plan to address the impact of delayed or more costly new product and/or contract implementations if such events were to occur.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classifications of recorded assets and liabilities.

4.    Short Term Debt

On May 17, 2000 the Company entered into a credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock options and warrants. The credit agreement has been extended to April 22, 2003 and bears an interest rate of 5.25% per annum. Interest only payments began on June 17, 2000 and have continued at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on April 22, 2003. The Company has $15,528 available under its credit agreement as of September 30, 2002. The Company executed a promissory note with a vendor on September 30, 2002 for $170,000. The promissory note, related to expenses incurred for a direct mail campaign for the CVS Pharmacy, Inc. contract, is payable in twelve monthly installments of $14,788 beginning on November 1, 2002 and concluding on October 1, 2003 and bears an interest rate of 8%.

5.    Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2002 and 2001:

	September 30,
	2002	2001
Furniture	$12,023	$7,023
Equipment	40,449	10,291
Equipment under capital leases	32,226	40,133

	84,698	57,447
Less: accumulated depreciation and amortization	(45,920)	(24,572)

	$38,778	$32,875

6.    Stockholders’ Equity

The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. The Offering terminated on September 25, 2002. As of September 30, 2002, the Company had sold a total of 346,378 Units of its Common Stock at $4.50 per Unit for an aggregate amount of $1,558,703.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

6.    Stockholders’ Equity (Continued)

The Company granted certain officers options to purchase 450,000 shares of Common Stock at $0.83 per share with immediate vesting in lieu of salary compensation for the year ended September 30, 2001. The Company has recognized approximately $73,000 of salary expense in connection with these options for the year ending September 30, 2001. The Company has also recognized salary expense of $40,000 for the year ended September 30, 2002 paid to an employee, other than an officer, in the form of Common Stock. The Company granted certain officers and board members options to purchase 300,000 shares of Common Stock at $1.50 per share in return for their personal guaranties on the Company’s line of credit for the year ending 2002. (See “Liquidity and Capital Resources.”)

7.    Stock Options

In conjunction with certain employment and consulting agreements, the Company granted stock options relating to 60,000 shares of Common Stock for the year ending September 30, 2002 and 863,167 shares of Common Stock for the year ending September 30, 2001. The Company granted certain board members stock options relating to 350,000 shares of Common Stock during the year ended September 30, 2002. The Company has reserved 1,200,000 shares of the Common Stock in connection with the stock option plan and 856,691 warrants related to the line of credit guarantee for SunTrust Bank and the Offering Memorandum dated December 15, 2000. The vesting schedules relating to these options granted range from immediate vesting to a three-year vesting period.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants for the years ending September 30, 2002 and September 30, 2001.

	September 30,
	2002	2001
Expected volatility	.01	.01
Dividend yield	0%	0%
Risk free interest rate	1.5%	6%
Expected lives	5 Years	5 Years

For purposes of fair value disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma net loss for the year ending September 30, 2002 and for the year ending September 30, 2001, as determined using the fair value method of accounting of Statement 123, was $1,642,592 and $941,168 respectively.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

7.    Stock Options (Continued)

Information regarding the options is as follows:

	Weighted Average Exercise Price	Options Outstanding	Options Exercisable
Balance, September 30, 2000	.71	302,400	181,500
Granted	.83	658,000	—
Forfeited	.83	(45,000)	—
Became Exercisable	.92	—	493,340

Balance, September 30, 2001	.79	915,400	674,840
Granted	1.48	360,000
Forfeited	—	—	—
Became exercisable	.98	—	463,520

Balance, September 30, 2002		1,275,400	1,138,360

The aggregate fair value of options granted for the year ending September 30, 2002 and for the year ending September 30, 2001 was $218,113 and $180,547 respectively. The following table summarizes information about stock options outstanding at September 30, 2002.

	September 30,
	2002	2001
Range of exercise price	$0.23-$1.50	$0.23-$0.83
Number outstanding	1,272,400	915,400
Weighted average remaining contractual life	8.2 Years	8.6 Years
Weighted average exercise price	$ 0.97	$ 0.71

During the year ending September 30, 2002, there were no options exercised during this period.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

8.    Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods and the estimated future tax effects of carryforwards. Deferred income taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. The Company has established a 100% valuation allowance for its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets, including its net operating loss carry-forwards.

	September 30,
	2002	2001
Deferred tax assets:
Net operating loss carry forwards	$ 880,702	$ 1,011,871
Other	2,707	3,171

Gross deferred tax asset	883,409	1,015,042
Less valuation allowance	(883,409)	(1,015,042)

Net deferred tax assets	$ —	$ —

Significant components of the provision for income taxes are as follows:

	September 30,
	2002	2001
Deferred
Federal	$ 750,898	$ 879,703
State	132,511	135,339

Total income tax benefit	883,409	1,015,042
Less valuation allowance	(883,409)	(1,015,042)

	$ —	$ —

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2019	$501,568
Expires 2020	$825,874
Expires 2021	$984,860

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

9.    Related Party Transactions

The Company performed consulting services for an affiliated company and recorded other income of $5,156 for the year ending September 30, 2001. The Company subleases its office space from an affiliated company. The Company’s office consists of approximately 5,800 square feet of space subleased from NovaNet, Inc. a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The Company expensed approximately $75,857 and $39,856 for the years ending September 30, 2002 and September 30, 2001 respectively. The sublease was executed on April 1, 2002 and terminates on April 30, 2004 at approximately $8,910 per month through February 28, 2003 and increases to $9,703 per month for the period from March 1, 2003 through April 30, 2004. The sublease includes the use of reception, office furniture, copying and other office equipment. The Company has also paid deposits of $9,692 for this sublease to NovaNet. While the sublease was not negotiated at arms-length, the terms of the sublease include lease rental rates equal to those in the primary lease. The Company believes the terms of the sublease are comparable to what it would pay for such space on the open market.

Accounts receivable includes $18,475 and $2,981 from NovaNet, Inc. for expenses paid on their behalf for the years ended September 30, 2002 and 2001 respectively.

The Company expensed approximately $9,075 and $24,450 for the years ending September 30, 2002 and September 30, 2001 respectively relating to printing, graphic design, and recruiting services provided by two companies related indirectly through common ownership.

10.  Equipment Leases

The Company leases certain equipment under capital leases and non-cancelable operating lease agreements that expire on various dates through 2005. At September 30, 2002 and 2001, minimum annual rental commitments under capital leases and non-cancelable operating leases with terms in excess of one year are as follows:

	September 30,
	2002		2001
	Capital Leases	Operating Leases	Capital Leases	Operating Leases
2001	$—	$—	$—	$539
2002	—	—	14,091	—
2003	12,529	—	11,904	—
2004	4,295	—	2,824	—
2005	179	—	—	—

Total minimum lease payments	17,003	$—	28,819	$539

Less: amounts representing interest	1,560		3,934

Present value of net minimum lease payments	$15,443		$24,885

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

10.  Equipment Leases (Continued)

Assets acquired under non-cancelable capital leases consist of computer equipment with an aggregate cost of $32,226 at September 30, 2002 and $40,133 at September 30, 2001 and accumulated amortization of $16,783 and $18,488 at September 30, 2002 and September 30, 2001, respectively. Amortization of leased assets is included in depreciation expense.

Rent expense related to operating leases amounted to $539 for the year ending September 30, 2001.

11.  Supplemental Cash Flows Information

The following information supplements the statements of cash flows:

	2002	2001
Cash paid for interest	$16,110	$34,739

12.  Concentration of Credit Risk Arising

The Company uses financial institutions in which it maintains cash balances, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company’s uninsured cash balance totaled $1,157,844 and $77,013 at September 30, 2002 and 2001, respectively.

Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with one customer. Approximately $870,334 (96%) and $55,662 (93%) of total accounts receivable was due from one customer as of September 30, 2002 and 2001, respectively. Approximately $1,047,125 (76%) and $11,133 (45%) of total sales were generated from the same customer for the years ending September 30, 2002 and 2001, respectively. Another customer generated revenue of approximately $322,649 (23%) and 0% respectively, for the years ending September 30, 2002 and 2001.

Approximately $1,038,675 (80%) and $36,986 (81%) of the total accounts payable relate to the party from which more than 90% of the Company’s accounts receivable were due for the years ended September 30, 2002 and 2001, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The executive officers and directors of the Company, and their respective ages as of September 30, 2002, are as follows:

Name	Age	Position	Term

Robert D. Garces	53	Chairman of the Board of Directors and Chief Executive Officer	One Year

Thomas W. Kiser	39	Director and President	One Year

Robert R. Goodyear	55	Chief Operating Officer and Secretary/Treasurer	One Year

Rita W. McKeown	49	Chief Financial Officer	One Year

Howard C. Chandler, Jr. M.D.	41	Director	One Year

Larry G. Gerdes	53	Director	One Year

William Wallace, M.D.	48	Director	One Year

Richard M. Jackson	48	Director	One Year

Robert D. Garces, Chairman of the Board of Directors and Chief Executive Officer

Mr. Garces is a co-founder of the Company and has served as the Chairman of the Board of Directors and Chief Executive Officer since the Company was organized. Mr. Garces also serves as Chairman of NovaNet, Inc., a company he founded in 1994 that provides a network of physicians, hospitals and other ancillary health services to self-insured employers and insurance companies. In 1996, Mr. Garces co-founded Better Image, Inc. a consolidation of Plastic Surgeons around the United States. In 1974, Mr. Garces started the Atlanta company of Southeastern Medical Consultants, a physician billing and management company. During this same period he also founded two companies, which grew into one of the largest physician billing companies in the southeast. (i) ARTAC, a software and receivables management company for hospital business offices; (ii) Southern Medical Imaging, a mobile imaging company comprising 41 mobile CT units and 40 mobile MRI units. In 1989 he developed a physician billing company for anesthesia departments for hospitals.

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

Rita W. McKeown, Chief Financial Officer

Ms. McKeown is the Company’s chief financial officer. From 1994 to 1999, Ms. McKeown served as director of finance of Transcend Services, Inc., an Atlanta Georgia healthcare company specializing in patient information management solutions for hospitals and other associated healthcare providers. From 1991 to 1994, Ms. McKeown served as director of accounting of Premier Anesthesia, Inc. From 1981 to 1991, Ms. McKeown held multiple senior accounting positions with HBO & Co in Atlanta. Ms. McKeown is a Certified Public Accountant and received her Bachelor of Business Administration from Kennesaw State University in Kennesaw, Georgia.

Howard C. Chandler, Jr. M.D., Director

Dr. Chandler is a Board Certified practicing neurosurgeon and is the President and Chief Executive Officer of the Montana Neuroscience Institute, located in Missoula, Montana. He is also founder and Chairman of Interwest Health, LLC, a managed care organization that develops and maintains networks of physicians, hospitals and ancillary health services used by insurance companies and self-insured employers. He has been the program director of the Montana Neurosurgery Symposium since 1995. Dr. Chandler holds a Bachelor of Science degree in chemistry from the University of the South in Sewanee, Tennessee where he graduated cum laude. He completed medical school at Bowman Gray School of Medicine of Wake Forest University in Winston—Salem, North Carolina. Dr. Chandler holds licenses in the states of Montana and Florida. He is a member in good standing of the American Medical Association, Montana Medical Association and the Congress of Neurological Surgeons.

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

William	Wallace, M.D., Director

Dr. Wallace has served as Director of the Company since February 9, 2001. Dr. Wallace has spent the past twenty years involved in the business of healthcare, having co-founded a hospital company, two physician practice management companies, and three specialty managed care organizations. He has previously been an officer of two New York Stock Exchange healthcare companies, and currently leads the managed care business development activities for Perot Systems Corporation.

Richard M. Jackson, Director

Mr. Jackson is currently the President of Surgical Information Systems, which he founded in 1997. In 1992, Mr. Jackson co-founded Premier Ambulatory Surgery Center out of Pasadena, CA, which became the 3rd largest surgery center company in America and recently became a part of HealthSouth. In 1987, Mr. Jackson founded and served as chairman of the board of a hospital staffing firm that subsequently became Premier Anesthesia, one of the largest anesthesia contract management firms in the industry. In 1978, Mr. Jackson founded Jackson & Coker, a physician-recruiting firm.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2002.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert Garces, Chairman & Chief Executive Officer	2002 2001	71,537 22,268	— —	— —	— —	60,000 225,000	— —	— —

Thomas Kiser, Director & President	2002 2001	77,691 27,462	— —	— —	— —	60,000 225,000	— —	— —

Robert Goodyear, Chief Operating Officer & Secretary/Treasurer	2002 2001	100,000 98,650	— —	— —	— —	— 90,000	— —	— —

Rita McKeown, Chief Financial Officer	2002 2001	69,992 67,090	— —	— —	— —	— 6,000	— —	— —

Options/SAR Grants in Last Fiscal Year

The following table sets forth information regarding individual grants of options and warrants to purchase Alliance HealthCard Common Stock during the twelve months ended September 30, 2002 to each of the Named Executive Officers. All stock option grants were made pursuant to the Alliance HealthCard, Inc. 1999 Stock Option Plan. The compensation committee of the Board of Directors approved all stock option grants during 2002.

Name	Number of Securities Underlying Options/SAR’s Granted (#) (1)	% of Total Options/SAR’s Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Share)	Expiration Date
Robert Garces (3)	60,000	17%	$1.50	October 1, 2012
Thomas Kiser (4)	60,000	17%	$1.50	October 1, 2012

(1)	Stock options are granted with an exercise price equal to the fair market value of the Alliance HealthCard Common Stock on date of grant.
(2)	Alliance HealthCard granted options and warrants to purchase an aggregate of 360,000 shares to all directors, officers and employees in the twelve months ended September 30, 2002.
(3)	Mr. Garces was granted 60,000 options on May 14, 2002. These options are fully vested.
(4)	Mr. Kiser was granted 60,000 options on May 14, 2002. These options are fully vested.

Compensation of Directors

The Company’s Directors do not receive any compensation for their services on the Board of Directors or any committee thereof, but are reimbursed for expenses incurred in connection with their attendance at Board or committee meetings. However, non-employee directors have received options to purchase shares of Common Stock pursuant to the 1999 Stock Option Plan. See “ Stock Plans.”

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2002, certain information regarding the shares of the Company’s outstanding Common Stock beneficially owned by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company’s Common Stock and (ii) by each of the Company’s officers and directors. (1)

	Shares of Common Stock Beneficially Owned (1)	% of Ownership
Robert D. Garces (2)	1,104,800	22.7%
3500 Parkway Lane
Suite 720
Norcross, Georgia 30092

Thomas W. Kiser	1,069,050	22.0%
3500 Parkway Lane
Suite 720
Norcross, Georgia 30092

Robert R. Goodyear	138,000	3.0%
3500 Parkway Lane
Suite 720
Norcross, Georgia 30092

Rita W. McKeown	20,380	0.5%
3500 Parkway Lane
Suite 720
Norcross, Georgia 30092

Howard C. Chandler, Jr. (3)	641,600	13.8%

Larry G. Gerdes (4)	295,553	6.5%

Richard Jackson (5)	208,224	4.6%

William Wallace	50,000	1.1%

All directors and officers as a group	3,527,607	59.1%

(1)
“Beneficially Owned” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 4,428,896 shares outstanding as of September 30, 2002. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.

(2)	Includes 1,200 shares held by Mr. Garces’ minor children and 1,050 shares held by Mr. Garces’ spouse.

(3)	Includes 3,600 shares held by Mr. Chandler’s minor children and 192,000 shares held by Mr. Chandler’s spouse.
(4)	Includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.
(5)	Includes 76,668 shares held by Jackson Investment Group of which Mr. Jackson is a general partner.

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

1.    Financial Statements

The Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed below are included in Item 7.

Reports of Independent Auditors.

Balance Sheets as of September 30, 2002 and 2001

Statements of Operations for the year ended September 30, 2002 and 2001

Statements of Stockholders’ Equity for the year ended September 30, 2002 and 2001

Statements of Cash Flows for the year ended September 30, 2002 and 2001

Notes to Financial Statements

Financial Statement Schedules are not required

(b)    Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the year ended September 30, 2002.

(c)    Exhibits

Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.
January 9, 2003	By: /S/ ROBERT D. GARCES
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)
January 9, 2003	By: /S/ RITA MCKEOWN
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)