Form 10QSB
period 2002-12-31
ALLIANCE HEALTHCARD INC
filed 2003-02-12
CIK 1087216

UNITED STATES
SECUR.ITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0001087216

Alliance HealthCard, Inc.
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-2445301 (I.R.S. Employer Identification No.)

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

             Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class Common Stock, $.001 par value	Outstanding at February 12, 2003 4,439,041

SIGNATURES	9

PART I.       FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Alliance HealthCard, Inc.
Condensed Balance Sheets

	December 31, 2002	September 30, 2002

Assets
Current assets:
Cash and cash equivalents	$395,121	$1,175,945
Accounts receivable, net	1,171,731	908,259
Prepaid expenses and other current assets	443,700	536,830

Total current assets	2,010,552	2,621,034

Furniture and equipment, net	32,620	38,778
Other assets	10,249	10,249

Total assets	$2,053,421	$2,670,061

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,310,242	$1,305,228
Accrued salaries and benefits	95,148	115,153
Deferred revenue	1,325,617	1,678,870
Other accrued liabilities	128,645	117,656
Notes payable	632,352	654,172
Current portion of capital lease obligations	11,193	11,193

Total current liabilities	3,503,197	3,882,272

Capital lease obligation	1,151	4,250

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,439,041 shares issued and outstanding at December 31, 2002 and 4,428,896 shares issued and outstanding at September 30, 2002	2,238	2,227
Additional paid-in-capital	2,795,230	2,792,907
Accumulated deficit	(4,248,395)	(4,011,595)

Total stockholders’ equity	(1,450,927)	(1,216,461)

Total liabilities and stockholders’ equity	$2,053,421	$2,670,061

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.
Condensed Statements of Operations

	Three Months Ending December 31,

	2002	2001

Net revenues	$1,060,371	$71,942
Direct costs	503,917	175,734

Gross profit	556,454	(103,792)

Marketing and sales expenses	401,109	58,289
General and administrative expenses	384,937	229,394

Operating loss	(229,592)	(391,475)

Other income (expense):
Other	—	—
Interest, net	(7,208)	(5,432)

	(7,208)	(5,432)

Net loss	$(236,800)	$(396,907)

Per share data:
Basic loss	$(0.05)	$(0.10)

Diluted loss	$(0.05)	$(0.10)

Basic and diluted weighted average shares outstanding	4,431,101	4,021,567

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.
Condensed Statements of Cash Flows

	Three Months Ended December 31,

	2002	2001

Cash flows from operating activities
Net loss	$(236,800)	$(396,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,157	3,353
Change in operating assets and liabilities:
Accounts receivable	(263,472)	(149,927)
Prepaid expenses	13,130	3,917
Accounts payable	85,014	121,840
Accrued wages	(20,005)	(7,454)
Other accrued expenses	(342,263)	231,063

Net cash used in operating activities	(758,239)	(194,115)

Cash flows from investing activities
Purchase of equipment	—	(873)

Net cash used in investing activities	—	(873)

Cash flows from financing activities
Repayments of short-term debt	(21,820)	—
Sale of stock and other issuances	2,334	232,999
Repayments of capital lease obligations	(3,099)	(3,295)

Net cash (used in) provided by financing activities	(22,585)	229,704

Net (decrease) increase in cash	(780,824)	34,716
Cash at beginning of period	1,175,945	175,631

Cash at end of period	$395,121	$210,347

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Notes to Financial Statements

December 31, 2002 and 2001
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

2. Summary of Significant Accounting Policies

         The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which are of a normal recurring nature, that are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended September 30,2002. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents, has been omitted.

         Net income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic and diluted net loss per share are the same in the three month periods ended December 31, 2002 and 2001 because the Company’s potentially dilutive securities are anti-dilutive in such periods.

3. Sale of Unregistered Securities

         The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. The Offering terminated on September 25, 2002. As of February 1, 2002, the Company had sold a total of 257,944 Units of its Common Stock for an aggregate of $1,160,748, pursuant to the exemption set forth in Regulation D, Rule 506.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company was founded in September 1998 as a limited liability company and reorganized into a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts on cash purchases of healthcare-related products and services from networks of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans that provide primary health insurance, but do not provide insurance coverage for certain other healthcare-related services and products. The Company began sales of its membership cards in November 1999.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

         Net revenues for the Company increased from $71,942 for the three months ended December 31, 2001 to $1,060,371 for the three months ended December 31, 2002. The increase in co-branded cards issued under the contract with CVS Pharmacy, Inc. accounted for 55% of the increase. State Farm Mutual Automobile Insurance Company signed a three-year contract in April 2002 and accounted for 37% of the increase. Bankers Fidelity Life Insurance Company signed a five-year contract in July 2002 and accounted for the remaining 8% increase for the quarter.

         Gross profit increased $660,246 to $556,454 for the three months ended December 31, 2002 from a loss of $103,792 for the quarter ending December 31, 2001. The increase in gross profit was primarily attributable to an increase in net revenues from the CVS contract. The State Farm and Bankers Fidelity contracts accounted for 16% of the gross profit increase.

         Marketing and sales expenses increased to $401,109 for the three months ended December 31, 2002 from $58,289 in the same prior year period primarily due to additional cards issued under the CVS Pharmacy, Inc. contract. The additional cards resulted in increased royalty expenses pursuant to the CVS contract.

         General and administrative expenses increased to $384,937 for the three months ended December 31, 2002 from $229,394 in the same prior year period. The increase of $155,543 was attributable to the following: (a) an increase in compensation expense of $123,920 for additional personnel and additional compensation for other employees, and (b) an increase of $31,623 for general office expenses including rent, telephone and other office expenses associated with an increase of additional personnel.

         Interest expense increased to $7,208 for the three months ended December 31, 2002 from $5,432 for the same prior year quarter due to an increase in the principal balance on the line of credit since December 2001.

         The Company reported a net loss of $236,800 for the three months ended December 31, 2002 compared to a loss of $396,907 for the same prior year period. The decrease of $160,107 resulted from the increase in gross profits related to the CVS, State Farm and Bankers contracts that were offset by the increase in marketing and sales, and general administrative expenses as discussed above.

Liquidity and Capital Resources

         The Company’s operations used cash of $758,238 for the three months ended December 31, 2002 as a result of the following: a) a net loss of 236,800; b) an increase in accounts receivable of 263,472 with the State Farm and Bankers Fidelity contracts accounting for 52% of the increase and the CVS contract accounting for the remaining 48%; c) a decrease in other liabilities of $342,263 which was primarily a result of a decrease in deferred revenue of $353,263 with the State Farm contract accounting for 79% of the decrease and CVS accounting for the remaining 31%. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

         The Company’s net working capital decreased $231,407 to $(1,492,645) during the three months ended December 31, 2002 from $(1,261,238) at September 30, 2002. The decrease in working capital was primarily caused by a net loss of $236,800 for the quarter.

         The Company’s financing activities for the three months ended December 31, 2002 used cash of $22,585 primarily for the repayment of a promissory note issued on September 30, 2002.

         On October 22, 2002 the Company extended its credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock options. The credit agreement matures on April 22, 2003 and bears an interest rate of 5.25% per annum. A final payment of the unpaid principal balance plus accrued interest is due and payable on April 22, 2003. The Company has $15,528 available on its credit agreement as of December 31, 2002. The working capital facility is being used to continue to provide on-going capital to fund the implementation of new contracts and general corporate operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)      The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

(b)      Exhibits

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.
February 12, 2003	By: /s/ ROBERT D. GARCES

Robert D. Garces Chairman and Chief Executive Officer (Principal Executive Officer)

February 12, 2003	By: /s/ RITA MCKEOWN

Rita McKeown Chief Financial Officer (Principal Financial and Accounting Officer)