Form 10QSB
period 2003-03-31
ALLIANCE HEALTHCARD INC
filed 2003-05-15
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 15, 2003
Common Stock, $.001 par value	4,454,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Balance Sheets

	March 31, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$335,958	$1,175,945
Accounts receivable, net	1,173,929	908,259
Prepaid expenses and other current assets	427,943	536,830

Total current assets	1,937,830	2,621,034

Furniture and equipment, net	27,710	38,778
Other assets	—	10,249

Total assets	$1,965,540	$2,670,061

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,698,364	$1,305,228
Accrued salaries and benefits	65,113	115,153
Deferred revenue	1,137,188	1,678,870
Other accrued liabilities	88,946	117,656
Notes payable	587,988	654,172
Current portion of capital lease obligations	8,508	11,193

Total current liabilities	3,586,107	3,882,272

Capital lease obligation	1,413	4,250

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,454,263 shares issued and outstanding at March 31, 2003 and 4,428,896 shares issued and outstanding at September 30, 2002	2,253	2,227
Additional paid-in-capital	2,818,047	2,792,907
Accumulated deficit	(4,442,280)	(4,011,595)

Total stockholders’ equity	(1,621,980)	(1,216,461)

Total liabilities and stockholders’ equity	$1,965,540	$2,670,061

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net revenues	$1,040,232	$175,802	$2,100,603	$247,744
Direct costs	644,235	199,900	1,148,152	375,634

Gross Profit	395,997	(24,098)	952,451	(127,890)

Marketing and sales expenses	336,133	98,916	737,242	157,204
General and administrative expenses	360,467	281,305	745,404	510,700

Operating loss	(300,603)	(404,319)	(530,195)	(795,794)
Other income (expense):
Other	112,750	—	112,750	—
Interest, net	(6,032)	(3,993)	(13,240)	(9,425)

Net loss	$(193,885)	$(408,312)	$(430,685)	$(805,219)

Per share data:
Basic loss	$(0.04)	$(0.10)	$(0.10)	$(0.20)

Diluted loss	$(0.04)	$(0.10)	$(0.10)	$(0.20)

Basic and diluted weighted average shares outstanding	4,443,184	4,132,584	4,437,076	4,076,466

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Cash Flows

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(430,685)	$(805,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,315	6,707
Change in operating assets and liabilities:
Accounts receivable	(265,670)	(430,566)
Prepaid expenses and other assets	119,136	6,467
Accounts payable	393,136	509,288
Accrued wages	(50,040)	13,589
Deferred revenue and other accrued expenses	(570,392)	365,346

Net cash used in operating activities	(792,200)	(334,388)

Cash flows from investing activities
Purchase of equipment	(1,247)	(6,535)

Net cash used in investing activities	(1,247)	(6,535)

Cash flows from financing activities
Repayments of short-term debt	(66,184)	—
Sale of stock and other issuances	25,166	367,998
Repayments of capital lease obligations	(5,522)	(7,128)

Net cash (used in) provided by financing activities	(46,540)	360,870

Net (decrease) increase in cash	(839,987)	19,947
Cash at beginning of period	1,175,945	175,631

Cash at end of period	$335,958	$195,578

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

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

2. Summary of Significant Accounting Policies

The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which are of a normal recurring nature, that are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2002. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

Net loss per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic and diluted net loss per share are the same in the three and six month periods ended March 31, 2003 and 2002 because the Company’s potentially dilutive securities are anti-dilutive in such periods.

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

Results of Operations

Three	Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net revenues for the Company increased from $175,802 for the three months ended March 31, 2002 to $1,040,232 for the three months ended March 31, 2003. The increase in co-branded cards issued under the contract with CVS Pharmacy, Inc. accounted for 46% of the increase. The State Farm Mutual Automobile Insurance Company accounted for 50% of the increase. The Ascent Management, Inc. contract accounted for 11% of the increase but this increase was nearly offset by the decrease in Bankers Fidelity revenue resulting from a revenue accrual adjustment for the quarter ending December 31, 2002.

Gross profit increased $420,095 to $395,997 for the three months ended March 31, 2003 from a loss of $24,098 for the quarter ending March 31, 2002. The increase in gross profit was primarily attributable to an increase in net revenues from the CVS and State Farm contracts. This increase was partially offset by decreased gross profits from the Bankers Fidelity and Ascent Management contracts.

Marketing and sales expenses increased to $336,133 for the three months ended March 31, 2003 from $98,916 in the same prior year period primarily due to additional CVS co-branded cards issued. The additional cards resulted in increased royalty expenses pursuant to the CVS contract.

General and administrative expenses increased to $360,467 for the three months ended March 31, 2003 from $281,305 in the same prior year period. The increase of $79,162 was attributable to the following: (a) compensation expense of $77,636 for additional and existing personnel and (b) an increase of $1,526 for general office expenses including rent, telephone and other office expenses associated with the additional personnel.

Interest expense increased to $6,032 for the three months ended March 31, 2003 from $3,993 for the same prior year quarter due to an increase in the principal balance on the line of credit since March 2002.

The Company reported a net loss of $193,884 for the three months ended March 31, 2003 compared to a loss of $408,312 for the same prior year period. The decrease of $214,428 resulted from the increase in gross profits related to the CVS and State Farm contracts that were partially offset by the increase in marketing and sales, and general administrative expenses as discussed above.

Six Months Ended Mach 31, 2003 Compared to Six Months Ended March 31, 2002

Net revenues for the Company increased $1,852,859 to $2,100,603 for the six months ended March 31, 2003. The increase in co-branded cards issued under the contract with CVS Pharmacy, Inc. accounted for 51% of the increase. The State Farm contract accounted for 43% of the increase. The contract with Ascent Management accounted for the remaining 6% of the increase.

Gross profit increased $1,080,341 to $952,451 for the six months ended March 31, 2003 from a loss of $127,890 for the same six-month period in the prior year. The increase in gross profit was primarily attributable to an increase in net revenues from the CVS and State Farm contracts offset slightly by lower gross profits from the Bankers Fidelity and Ascent Management contracts.

Marketing and sales expenses increased to $737,242 for the six months ended March 31, 2003 from $157,204 in the same prior year period primarily due to additional CVS co-branded cards. The additional cards resulted in increased royalty expenses pursuant to the CVS contract.

General and administrative expenses increased to $745,404 for the six months ended March 31, 2003 from $510,700 in the same prior year period. The increase of $234,704 was attributable to the following: (a) compensation expense of $201,559 for additional and existing personnel, and (b) an increase of $33,145 for general office expenses including rent, telephone and other office expenses associated with the additional personnel.

Other income increased $112,750 for the six months ended March 31, 2003 as a result of compensation received from CVS Pharmacy, Inc. representing payment of expenses incurred by the Company in 2002 associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract.

Interest expense, net increased to $13,240 for the six months ended March 31, 2003, due to an increase in the principal balance on the line of credit since March 2002.

The Company reported a net loss of $430,685 for the six months ended March 31, 2003 compared to $805,219 for the same prior year period. The lower net loss resulted from the increase in gross profits related to the CVS and State Farm contracts that were partially offset by the increase in marketing and sales, and general administrative expenses as discussed above.

Liquidity and Capital Resources

The Company’s operations used cash of $792,200 for the six months ended March 31, 2003 as a result of the following: a) a net loss of $430,685; b) an increase in accounts receivable of 265,670 with the CVS contract accounting for nearly the entire increase; and c) a decrease in other liabilities of $570,392 which was primarily the result of a decrease in deferred revenue of $541,682 related to the State Farm and CVS contracts. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

The Company’s net working capital decreased $387,039 to $(1,648,277) during the six months ended March 31, 2003 from $(1,261,238) at September 30, 2002. The decrease in working capital was primarily caused by a net loss of $430,685 for the six months ended March 31, 2003.

The Company’s financing activities for the six months ended March 31, 2003 used cash of $46,540 primarily for the repayment of a promissory note issued on September 30, 2002.

On October 22, 2002 the Company extended its credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company who received common stock options in exchange for their guaranties. The credit agreement matured on

April 22, 2003 and bears an interest rate of 5.25% per annum. The principal balance plus accrued interest, remains unpaid as of May 15, 2003. The Company is in the process of securing a ninety-day extension on the credit agreement and is also actively pursuing an alternative working capital facility. The new working capital facility will continue to be used to provide on-going capital to fund the implementation of new contracts and general corporate operations. The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company intends to fund its ongoing development and operations through a combination of sales through the four existing contracts and potential new contracts. If the Company fails to successfully develop a market through the healthcare provider, institutional and retail distribution models, the Company may not be able to successfully implement its business plan to the fullest extent during the next twelve months.

The Company may be profitable in its fourth fiscal quarter of 2003 if additional new business is identified, closed and comes on stream on the planned dates and at the expected implementation costs. Alliance is still an emerging company and very sensitive to the timing of new business implementations and staying within their implementation budgets, especially accounts bringing a large number of new cardholders such as State Farm.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 15, 2003	Alliance HealthCard, Inc. By: /s/ ROBERT D. GARCES Robert D. Garces Chairman and Chief Executive Officer (Principal Executive Officer)
May 15, 2003	By: /s/ RITA MCKEOWN Rita McKeown Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Robert D. Garces, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliance HealthCard, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors:

a)	All significant deficiencies in the design or operation of the registrant’s internal controls which should adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ ROBERT D. GARCES

CERTIFICATION

I, Rita W. McKeown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliance HealthCard, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors:

a)	All significant deficiencies in the design or operation of the registrant’s internal controls which should adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ RITA W. MCKEOWN