Form 10QSB
period 2003-06-30
ALLIANCE HEALTHCARD INC
filed 2003-08-13
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0001087216

Alliance HealthCard, Inc.

(Exact name of registrant as specified in its charter)

GEORGIA	58-2445301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Parkway Lane, Suite 720, Norcross, GA 30092

(Address of principal executive offices and zip code

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.001 par value	4,474,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Balance Sheets

	June 30, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$896,031	$1,175,945
Accounts receivable, net	1,275,720	908,259
Prepaid expenses and other current assets	201,523	536,830

Total current assets	2,373,274	2,621,034

Furniture and equipment, net	21,552	38,778
Other assets	—	10,249

Total assets	$2,394,826	$2,670,061

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,971,502	$1,305,228
Accrued salaries and benefits	163,017	115,153
Deferred revenue	1,457,520	1,678,870
Other accrued liabilities	87,322	117,656
Notes payable	558,408	654,172
Current portion of capital lease obligations	6,658	11,193

Total current liabilities	4,244,427	3,882,272

Capital lease obligation	1,223	4,250

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,474,263 shares issued and outstanding at June 30, 2003 and 4,428,896 shares issued and outstanding at September 30, 2002	2,273	2,227
Additional paid-in-capital	2,848,027	2,792,907
Accumulated deficit	(4,701,124)	(4,011,595)

Total stockholders’ equity	(1,850,824)	(1,216,461)

Total liabilities and stockholders’ equity	$2,394,826	$2,670,061

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net revenues	$1,151,885	$326,317	$3,252,488	$574,061
Direct costs	707,428	282,744	1,855,580	658,378

Gross Profit	444,457	43,573	1,396,908	(84,317)

Marketing and sales expenses	341,226	185,504	1,078,468	342,708
General and administrative expenses	354,968	355,235	1,100,372	865,935

Operating loss	(251,737)	(497,166)	(781,932)	(1,292,960)
Other income (expense):
Other	—	—	112,750	—
Interest, net	(7,107)	(8,403)	(20,347)	(17,828)

Net loss	$(258,844)	$(505,569)	$(689,529)	$(1,310,788)

Per share data:
Basic loss	$(0.06)	$(0.12)	$(0.16)	$(0.32)

Diluted loss	$(0.06)	$(0.12)	$(0.16)	$(0.32)

Basic and diluted weighted average shares outstanding	4,469,208	4,206,877	4,447,787	4,119,936

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Cash Flows

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(689,529)	$(1,310,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,472	10,060
Change in operating assets and liabilities:
Accounts receivable	(367,461)	(1,807,852)
Prepaid expenses and other assets	345,556	(73,200)
Accounts payable	666,274	970,771
Accrued wages	47,864	(4,085)
Deferred revenue and other accrued expenses	(251,684)	1,710,330

Net cash used in operating activities	(230,508)	(504,764)

Cash flows from investing activities
Purchase of equipment	(1,246)	(16,414)

Net cash used in investing activities	(1,246)	(16,414)

Cash flows from financing activities
Repayments of short-term debt	(95,764)	—
Sale of stock and other issuances	55,166	438,332
Repayments of capital lease obligations	(7,562)	(7,627)

Net cash (used in) provided by financing activities	(48,160)	430,705

Net (decrease) in cash	(279,914)	(90,473)
Cash at beginning of period	1,175,945	175,631

Cash at end of period	$896,031	$85,158

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Notes to Financial Statements

June 30, 2003 and 2002

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

Net loss per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic and diluted net loss per share are the same in the three and nine month periods ended June 30, 2003 and 2002 because the Company’s potentially dilutive securities are anti-dilutive in such periods.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net revenues for the Company increased from $326,317 for the three months ended June 30, 2002 to $1,151,885 for the three months ended June 30, 2003. The State Farm Mutual Automobile Insurance Company accounted for 58% of the increase. The increase in co-branded cards issued under the contract with CVS Pharmacy, Inc. accounted for 29% of the increase. The Ascent Management, Inc. contract accounted for 13% of the increase.

Gross profit increased $400,884 to $444,457 for the three months ended June 30, 2003 from $43,573 for the quarter ending June 30, 2002. The increase in gross profit was primarily attributable to an increase in net revenues from the CVS and State Farm contracts. This increase was partially offset by decreased gross profits from the Ascent Management contract.

Marketing and sales expenses increased to $341,226 for the three months ended June 30, 2003 from $185,504 in the same prior year period primarily due to additional CVS co-branded cards issued and the State Farm contract. The additional cards resulted in increased royalty expenses pursuant to the CVS and State Farm contracts.

General and administrative expenses slightly decreased to $354,968 for the three months ended June 30, 2003 from $355,235 in the same prior year period.

Interest expense decreased to $7,107 for the three months ended June 30, 2003 from $8,403 for the same prior year quarter due to a decrease of interest expense related to the maturities of several capital leases since June 2002.

The Company reported a net loss of $258,844 for the three months ended June 30, 2003 compared to a loss of $505,569 for the same prior year period. The decrease of $246,725 resulted from the increase in gross profits related to the CVS and State Farm contracts that were partially offset by the increase in marketing and sales as discussed above.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Net revenues for the Company increased $2,678,427 to $3,252,488 for the nine months ended June 30, 2003. The increase in co-branded cards issued under the contract with CVS Pharmacy, Inc. accounted for 49% of the increase. The State Farm contract accounted for 43% of the increase. The contract with Ascent Management accounted for the remaining 8% of the increase.

Gross profit increased $1,481,225 to $1,396,908 for the nine months ended June 30, 2003 from a loss of $84,317 for the same nine-month period in the prior year. The increase in gross profit was primarily attributable to an increase in net revenues from the CVS and State Farm contracts offset slightly by lower gross profits from the Ascent Management contracts.

Marketing and sales expenses increased to $1,078,468 for the nine months ended June 30, 2003 from $342,708 in the same prior year period primarily due to additional CVS co-branded cards issued and the State Farm contract. The additional cards resulted in increased royalty expenses pursuant to the CVS and State Farm contracts.

General and administrative expenses increased to $1,100,372 for the nine months ended June 30, 2003 from $865,935 in the same prior year period. The increase of $234,437 was attributable to the following: (a) compensation expense of $188,403 for additional and existing personnel, and (b) an increase of $46,034 for general office expenses including rent, telephone and other office expenses associated with the additional personnel.

Other income increased $112,750 for the nine months ended June 30, 2003 as a result of compensation received from CVS Pharmacy, Inc. representing payment of expenses incurred by the Company in 2002 associated with a direct mail campaign related to the CVS Pharmacy, Inc. contract.

Interest expense, net increased to $20,347 for the nine months ended June 30, 2003, due to an increase in the principal balance on the line of credit since June 2002.

The Company reported a net loss of $689,529 for the nine months ended June 30, 2003 compared to $1,310,788 for the same prior year period. The lower net loss resulted from the increase in gross profits related to the CVS and State Farm contracts that were partially offset by the increase in marketing and sales, and general administrative expenses as discussed above.

Liquidity and Capital Resources

The Company’s operations used cash of $230,508 for the nine months ended June 30, 2003 as a result of the following: a) a net loss of $689,529; b) an increase in accounts receivable of 367,461 with the CVS contract accounting for nearly the entire increase; and c) a decrease in other liabilities of $251,684 which was primarily the result of a decrease in deferred revenue of $221,350 related to the State Farm and CVS contracts. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

The Company’s net working capital decreased $609,915 to $(1,871,153) during the nine months ended June 30, 2003 from $(1,261,238) at September 30, 2002. The decrease in working capital was primarily caused by a net loss of $689,529 for the nine months ended June 30, 2003.

The Company’s financing activities for the nine months ended June 30, 2003 used cash of $48,160 primarily for the repayment of a promissory note issued on September 30, 2002.

On May 22, 2003 the Company extended its credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provides the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company who received common stock options in exchange for their guaranties. The credit agreement matured on July 31, 2003 and bears an interest rate of 5.25% per annum. The principal balance of $487,000, plus accrued interest, remains unpaid as of July 31, 2003. The Company secured a new working capital facility on July 10, 2003 with Branch Banking And Trust Company. The agreement provides the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and directors of the Company who received common stock options in exchange for their guaranties. The credit agreement matures on July 9, 2004 and bears an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The new working capital facility will continue to be used to provide on-going capital to fund the implementation of new contracts and general corporate operations. The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company intends to fund its ongoing development and operations through a combination of sales through the four existing contracts and potential new contracts. If the Company fails to successfully develop a market through the healthcare provider, institutional and retail distribution models, the Company may not be able to successfully implement its business plan to the fullest extent during the next twelve months.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

Exhibits

Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

Exhibit 31.2 – Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.

August 13, 2003	By:	/s/ Robert D. Garces
Robert D. Garces Chairman and Chief Executive Officer (Principal Executive Officer)

August 13, 2003	By:	/s/ Rita McKeown
Rita McKeown Chief Financial Officer (Principal Financial and Accounting Officer)