Form 10KSB
period 2003-09-30
ALLIANCE HEALTHCARD INC
filed 2004-01-13
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for the fiscal year ended September 30, 2003 were $4,294,671.

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock on December 17, 2003 was $1,887,590.

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at December 18, 2003
Common Stock, $.001 par value	4,494,263

Transitional Small Business Disclosure Format (Check One): Yes ☒ No ☐

ALLIANCE HEALTHCARD, INC.

FORM 10-KSB

ITEM 1.	BUSINESS

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

GENERAL

Alliance HealthCard, Inc. (hereinafter referred to as “Alliance” or the “Company”) specializes in creating, marketing and distributing value added healthcare savings programs, services, and products. Alliance gives individuals and families access to healthcare providers offering up to 16 major healthcare services at significantly discounted fees for a low annual fee. Alliance markets to predominantly underserved markets where individuals either have limited health benefits, or no insurance. These markets may vary widely from senior populations with Medicare (no prescription benefits), part-time employees, to pockets of the over 40 million uninsured looking for lower cost medical services and access to providers.

The Company does not sell insured plans. However, the discounts realized by its members through its programs typically range from 10% to 75% off providers’ usual and customary fees. The Company’s programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

The Company was founded with the expectation of marketing its programs in the name of Alliance HealthCard, Inc. It soon became apparent that there are many organizations that desire healthcare savings programs but are either unwilling or incapable of developing the provider networks, infrastructure and systems necessary to do so. Today, a major strength of the Company’s sales and delivery strategy is to include the provision of provider networks, systems and services to third party organizations that will provide them to their various constituencies (e.g. insurance companies, retail pharmacies and large employers with part time employees, etc.) Those organizations can then create an additional revenue stream while providing a valuable service to their customers or employees. The benefits of such a program range from customer loyalty to incremental business previously going to competitors.

Membership Service Programs

The Company offers memberships on an individual basis. Individual memberships are marketed to consumers through retail pharmacies, insurance companies, large employers and associations.

Through Alliance’s provider networks, cardholders will be offered discounts for products and services ranging from 10% to 75% depending on the area of coverage and the specific procedures. Below are examples of the range of discounts in the major service categories:

Service	Discount Off Retail
Dental Care	10-75%
Vision Care
Prescription eyeglasses	10-60%
Contact Lenses	10-60%
Sunglasses	20-50%
Lasik (vision correction)	10-30%
Hearing Aids	15-40%
Prescription Drugs	10-50%
Chiropractic Care	25%
Nurse Help Line	Complementary
Orthodontics	23-35%
Massage Therapy	25-35%
Physical Therapy	15-20%
Fitness Centers	Preferred Rate
Acupuncture	25%
Physicians	20%-40%
Hospitals	20%-50%
Outpatient Centers	10%-40%
Mental Health/Life Care	10-30%

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

Network Contracts

Alliance offers its members 16 healthcare provider services nationwide. Depending upon the membership level selected, cardholders can access up to 465,000 providers. The Company is a leader in providing one of the most varied and unique blends of healthcare savings programs in the industry.

The Company contracts directly with independent providers and provider service organizations as well as with national and regional provider networks (“leased networks”). Provider services are typically discounted an average of 30% off retail or usual and customary charges with discounts ranging from 10% to 75%.

A leased network requires the Company to pay an access fee based on the number of active card members who have access to the network’s providers and practitioners. These fees range from $0.02 to $4.00 per member per month. The contracts guarantee access and discounts off the networks’ usual and customary fee schedules.

At the present time, the Company has provider agreements throughout the United States that provide access to approximately 50,000 pharmacies, 15,000 optical centers, 15,000 chiropractic doctors, 300,000 medical doctors, 50,000 dentists, 5,000 alternative medicine and over 30,000 other service providers.

Member Services

The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, the Company maintains a call center in Atlanta, Georgia. The Company’s service center is available to members and may be accessed via email or toll free numbers, Monday through Friday from 8:00 a.m. to 8:00 p.m. eastern time. All new membership service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through its training programs, systems and software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company purchased technology in 2003 that will provide additional contact center capacity and a broader range of communications options for current and potential members. This technology will also provide significant enhancements in reporting capabilities, which will be deployed to improve performance and minimize expense. This year, the Company consolidated all contact center operations into its Atlanta office and expects to save approximately $200,000 in outsourced customer service expense. The Company continues to work closely with its clients’ customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

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

In the past year, the Company has made investments in the development of Internet-based capabilities. Clients are now able to include online enrollment and provider lookup capabilities on their own websites by accessing these Company services. Further use of the Internet as a means of providing members and clients greater access to their files is a major thrust of the Company’s technology group.

PRODUCTS

Based on the target market, Alliance offers several different healthcare benefit card programs that provide to members benefits that range from prescription drug discounts only to the physician benefit categories available through its Platinum Card program. The Company offers its Gold and Platinum Cards directly or co-brands them with its customers. It also offers its clients cards with custom-designed benefit packages.

The Gold Card

The Gold Card generally presumes the member has some level of basic medical insurance coverage. It offers services that are typically not covered under a traditional health insurance plan or an insurance plan that may have certain coverage limits. The Gold Card provides individuals and families national access to over 465,000 healthcare providers. This program typically is marketed as add-on services alongside an existing health plan or as a stand-alone plan for those who have health insurance but with minimal benefits for prescription or other ancillary services (e.g. Medicare). The benefit categories of the Gold Card are:

Pharmacy	Chiropractic	Medical Supplies
Vision	Alternative Medicine	Medical Lab Services
Dental	Long-Term Care	Podiatry
Hearing	Mental Health	Emergency Medical Response
24-hour nurse line	Physical Therapy

The Platinum Card

For individuals who generally do not have an insurance plan, Alliance offers the Platinum Card product. This product includes all of the benefit categories of the Gold Card plus medical providers, including hospitals and physicians. With over 465,000 providers nationally, this product targets those with little or no insurance, or those with just catastrophic coverage. The Platinum Card gives members access to all of the Gold Card services listed above, plus additional access to several thousand hospitals and over 300,000 physicians in specialties such as:

Family Practice	Internists	OB/GYN
Orthopedics	Pediatricians	Cardiology
Radiology	Ophthalmology	Urology
ENT	Neurology	Surgery

INDUSTRY OVERVIEW

Alliance provides healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and uninsured. The individual or family who benefits from membership in Alliance’s healthcare networks generally has a gap in healthcare benefits because of a lack of sufficient insurance coverage due to cost or product availability. The market is not limited to self-paying healthcare consumers; it includes employers, insurers and other affinity groups that offer Alliance membership services. Some members purchase an Alliance product to gain access to a specific product or service not covered by a health plan. Examples of the products and services not covered by certain plans would be alternative medicine, dental services, vision care or prescription drugs under Medicare. Other clients purchase Alliance memberships for their customers to enhance customer loyalty and retention.

The Insured

The Company believes that a large number of individuals who have traditional health care coverage in the United States are classified as insured. Most often, that coverage is provided by an employer or by the consumer’s being demographically eligible for government programs such as Medicare and Medicaid. While such coverage is usually satisfactory, it is most often used for catastrophic situations and covers only certain traditional, mainline services such as hospitalization and medical doctors. There are often significant gaps in coverage that may place the consumer at financial risk. Services that are essential to the quality of life may be excluded. Dental, orthodontia, hearing aids, non-prescription nutritional supplements, and eyeglasses are examples of some of the items that may be excluded from many plans.

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

The Uninsured

The Company believes that a significant number of individuals in the United States have no health care coverage whatsoever – they are uninsured. Self-employed individuals, workers in casual occupations such as agriculture, construction, fast food, entertainment and hospitality, semi-retirees and early retirees are possible examples.

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

In anticipation of the CVS contract beginning in January 2001, the Company began another private stock offering under Regulation 506 in December 2000. The offering was for 333,333 Units of its securities, for a total of $1,500,000. Each Unit was comprised of three shares of Common Stock plus one Warrant to purchase one share of Common Stock at $1.50 per share. As of September 30, 2002, the Company had sold a total of 346,378 Units of its securities at $4.50 per Unit with aggregate proceeds equaling $1,558,703 from such sales. The Company issued 1,039,134 shares of Common Stock to approximately 65 shareholders pursuant to the exemption set forth in Regulation D, Rule 506. The Company completed the Offering on September 25, 2002.

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

The Company’s primary target markets consist of: 1) the Medicare population without supplemental coverage 2) individuals with limited benefit insurance plans, and 3) uninsured individuals. Each of these markets has unique characteristics and, therefore, specific means of distribution. Alliance provides a wide degree of flexibility to its distribution partners in both product design and network services. The Company’s distribution strategy is built on three models:

•	Healthcare Provider Model-Alliance partners with healthcare providers to give their customers access to the savings available through Alliance’s network of healthcare services in addition to those offered by the providers themselves. (Example: retail pharmacies)

•	Institutional Model- Alliance produces custom and/or co-branded healthcare savings card to create an added value for an institution’s existing product or service, or a card for resale by the institution. (Example: healthcare related insurance companies)

•	Retail Model- Alliance sells cards to individuals on a direct basis, or through agents, brokers and resellers.

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

The Company’s future profitability, liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. In December 2000, the Company signed a ten-year contract with CVS Pharmacy, Inc., a major retail chain consisting of approximately 4,100 locations that sell a version of the Company’s Gold Cad at its pharmacy counters to individuals who lack pharmacy and/or other health benefits. The Company executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002 with implementation beginning in July 2002. In December 2002, the Company signed a three-year contract with four subsidiaries of an insurance holding company with full implementation occurring in January 2003. The Company also executed a two-year contract in July of 2003 with an international manufacturer and marketer of unique home, health and personal care products. The manufacturer and marketer will sell a version of the Company’s Gold Card to their customers. The Company intends to fund its ongoing development and operations through a combination of sales through these existing contracts and potential new contracts.

The Company expects to be profitable in its second fiscal quarter of 2004 if its pipeline business closes and comes on stream on the dates anticipated and at the expected implementation costs. Alliance is still an emerging company and very sensitive to the timing of new business implementations and staying within their implementation budgets.

SALES AND MARKETING

The Company currently employs one full-time sales professional. Alliance’s prospects and sales have emerged principally from personal contacts by the Company’s sales professional and executive officers with healthcare related executives as well as referrals from its board of directors. The Company also retains several independent consultants who market its products and services, and are compensated solely on the basis of actual sales closed.

CUSTOMERS

The Company executed a two-year contract in July of 2003 with an international manufacturer and marketer of unique home, health and personal care products. The manufacturer and marketer will sell a version of the Company’s Gold Card to their customers. In December 2002, Alliance signed separate three-year contracts with four subsidiaries of an insurance holding company. After the initial term, each contract renews automatically for a one-year term. The Company also executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002. State Farm’s co-branded Good Neighbor Advantage card gives its policyholders discounts on their drug purchases within Alliance’s drug store network plus discounts on vision, dental, hearing, chiropractic and alternative medicine services; and diabetes management supplies. A 24-hour nurse line service is also available. The initial term of the contract is three (3) years and it renews for one (1) year terms thereafter. In December 2000 the Company executed a ten-year contract with CVS Pharmacy, Inc., a major retail chain consisting of over 4,100 locations that are selling the cards at their pharmacy counters to certain individuals who lack pharmacy and other health benefits. The CVS membership card, co-branded as the Health Savings Pass, is a variation of the Company’s Gold card. The initial term of the agreement is five (5) years and it renews for consecutive five (5) year terms until either party provides written notice of cancellation at least 180 days prior to the expiration of the then current term. There is no certainty that any of the abovementioned contracts will not cancel after the initial term. There can be no assurances that the Company could replace these revenues when the agreements expire or if one or both are terminated prior to expiration. Accordingly, termination or expiration of these relationships would substantially reduce the Company’s revenues and profits, and, thus, have a material adverse effect on the Company’s business, financial performance and operations.

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

EMPLOYEES

As of November 30, 2003, the Company employed 15 individuals on a full-time basis and 3 on a part-time basis. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.	PROPERTIES.

The Company’s executive offices are located in Norcross, Georgia, consisting of approximately 5,800 square feet of space subleased from NovaNet, Inc., a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The sublease was executed on April 1, 2002 and terminates on April 30, 2004 at approximately $8,389 per month through February 28, 2003 and increases to $8,922 per month for the period from March 1, 2003 through April 30, 2004. The sublease includes the use of reception, office furniture, copying and other office equipment. While the sublease was not negotiated at arms-length, the Company believes the terms of the sublease are comparable to what it would pay for such space on the open market. The Company believes that it has adequate office space for its current operations.

ITEM 3.	LEGAL PROCEEDINGS.

On October 20, 2003, Medco Health Solutions, Inc. made a written demand for payment from Alliance HealthCard, Inc., in the amount of $486,269. The demand was based on allegations that Alliance was liable for these amounts based on an Integrated Prescription Drug Program Master Agreement dated July 1, 2000 (the “Agreement”). Thereafter, on November 19, 2003, Alliance filed a lawsuit against Medco Health Solutions, Inc. The lawsuit, styled “Alliance HealthCard, Inc. v. Medco Health Solutions, Inc.” was filed in the Superior Court of Gwinnett County, State of Georgia. The lawsuit alleged that Medco Health Solutions, Inc. had breached certain representations and warranties contained in that same contract and its addendums by failing to pay the Company the fees and/or rebates owed to the Company in excess of $1,500,000. Alliance is seeking the following: (a) that this case be tried by a jury; (b) that the Plaintiff be awarded compensatory damages in an amount to be determined at trial by the jury; (c) Plaintiff be awarded punitive damages in an amount which in the eyes of the jury appear just and proper to deter similar future conduct by the Defendants; (d) the Plaintiff be awarded expenses of litigation including attorneys fees for the filing and prosecution of this action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the year ended September 30, 2003. The Company will hold its next annual meeting during the Company’s second fiscal quarter ending March 31, 2004

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliance’s Common Stock began trading on the Over The Counter Bulletin Board in January 2001. As of December 17, 2003 there were 152 holders of record of Alliance Common Stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Alliance Common Stock as reported on the Over The Counter Bulletin Board prior to September 30, 2003.

	Price Per Common Share
	High	Low
Year Ended September 30, 2003
First Quarter	$2.50	$1.05
Second Quarter	$2.15	$0.75
Third Quarter	$1.50	$1.01
Fourth Quarter	$1.20	$0.34

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

Results of Operations

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Net revenues for the company increased $2,909,841 to $4,294,671 for the year ending September 30, 2003 from $1,384,830 for the same prior year period. The increase of $2,909,841 was attributable to the following: (a) the State Farm Mutual Automobile Insurance Company contract signed in April 2002 with a start date of June 1, 2002; (b) an increase of membership cards related to the CVS contract; (c) the contract of an insurance holding company signed in December 2002.

Gross profit increased $1,271,235 to $1,632,273 for the year ended 2003 from $361,038 for the same prior year. The increase in gross profit was primarily attributable to the CVS contract from the following: (a) an increase in net revenues as a result of additional membership cards for the year ended 2003; (b) a decrease in direct costs for the year ended 2003 as a result of a direct mail campaign conducted for the year ended 2002. State Farm accounted for approximately 11% of the increase.

Marketing and sales expenses increased $686,489 to $1,309,829 for the year ending September 30, 2003 from $623,340 for the year ending September 30, 2002 primarily as a result of additional cards outstanding under the CVS contract. The additional revenues resulted in higher royalty expense related to the CVS contract. Expenses incurred for independent sales consultants and commissions also accounted for 28% of the increase.

General and administrative expenses increased to $1,451,341 for the year ending September 30, 2003 from $1,350,575 in the prior year. The increase of $100,766 is attributable to the following: (a) an increase in compensation expense of approximately $57,000 for additional personnel; (b) an increase of approximately $26,000 for employee benefit costs; (c) an increase of $17,766 for general office expenses associated with personnel additions and the relocation of the Company to a larger office space in April of 2002. See “Related Party Transactions”.

Other income increased $112,750 for the year ending September 30, 2003 as a result of compensation received from CVS Pharmacy, Inc. representing payment of expenses incurred by the Company in 2002 associated with a direct mail campaign related to the CVS contract. Interest expense increased $6,455 for the year ending September 30, 2003 to $19,934 as a result of a higher average outstanding principal balance on the Company’s line of credit for October 2002 through July 2003.

The Company reported a net loss of $1,042,536 in 2003 compared to a net loss of $1,632,811 for the prior year. The decrease in the net loss is principally a result of the increase in the abovementioned revenue and gross profit increase from the CVS and State Farm contracts.

Liquidity and Capital Resources

The Company’s operations used cash of $433,110 for the year ended September 30, 2003 primarily as a result of the Company’s net loss and an increase in accounts receivable related to the CVS contract.

The Company’s net working capital decreased $1,028,377 to $(2,289,615) during the 12 months ended September 30, 2003 from $(1,261,238) at September 30, 2002. The decrease in working capital was attributable to the following: (a) a decrease in cash due to the Company’s net loss; (b) an increase of $370,451 in accounts payable related to the CVS contract; (c) an increase in accrued compensation due to salary deferrals for certain officers and employees; (d) an increase in deferred revenue primarily relating to annual membership payments received from members related to the CVS contract.

The Company’s investing activities during the year ended September 30, 2003 used cash of $59,930 for capital expenditures for computers and equipment for card administration related to the increase in outstanding membership cards.

The Company’s financing activities during the year ended September 30, 2003 used cash of $433,074 primarily for the repayment of short-term debt. The principal balance of $484,272 for the line of credit with SunTrust Bank was repaid in full on August 13, 2003. The Company also repaid $118,249 for a promissory note executed with a vendor on September 30, 2002 for $170,000. The repayment of short-term debt was offset by $55,166 received from existing shareholders who exercised stock options and warrants related to the Offering Memorandum dated December 15, 2000.

On May 22, 2003 the Company extended its credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provided the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company who received common stock options in exchange for their guaranties. The credit agreement matured on July 31, 2003. The principal balance of $484,272, plus accrued interest, was repaid in full on August 13, 2003. The Company secured a new working capital facility on July 10, 2003 with Branch Banking And Trust Company. The agreement provides the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and directors of the Company. The credit agreement matures on July 9, 2004 and bears an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The Company has $525,000 available under its credit agreement as of September 30, 2003. The new working capital facility will continue to be used to provide on-going capital to fund the implementation of new contracts and general corporate operations.

The Company’s future profitability, liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. In December 2000, the Company signed a five-year contract with CVS Pharmacy, Inc., a major retain chain consisting of over 4,100 locations that sell a version of the Company’s Gold Card at their pharmacy counters to individuals who lack pharmacy and/or other health benefits. The Company executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002 with implementation beginning in July 2002. In December 2002, the Company signed separate three-year contracts with four subsidiaries of an insurance holding company. The Company also executed a two-year contract in July of 2003 with an international manufacturer and marketer of unique home, health and personal care products. The manufacturer and marketer will sell a version of the Company’s Gold Card to their customers. The Company intends to fund its ongoing development and operations through a combination of sales through these three existing contracts and potential new contracts.

The Company expects to be profitable in its second fiscal quarter of 2004 if its pipeline business closes and comes on stream on the dates anticipated and at the expected implementation costs. Alliance is still an emerging company and very sensitive to the timing of new business implementations and staying within their implementation budgets.

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

The following financial statements are filed with this report:

Reports of Independent Accountants

Balance Sheets as of September 30, 2003 and 2002

Statements of Operations for the years ended September 30, 2003 and 2002

Statements of Stockholders’ Equity for the years ended September 30, 2003 and 2002

Statements of Cash Flows for the years ended September 30, 2003 and 2002

Notes to Financial Statements

Report of Independent Accountants

The Board of Directors and Stockholders

Alliance HealthCard, Inc.

We have audited the accompanying balance sheets of Alliance HealthCard, Inc. (a Georgia corporation) as of September 30, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Miller Ray & Houser, LLP

Atlanta, Georgia

November 25, 2003

Alliance HealthCard, Inc.

Balance Sheets

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$249,831	$1,175,945
Accounts receivable, net	1,402,817	908,259
Prepaid expenses and other current assets	154,772	536,830

Total current assets	1,807,420	2,621,034
Furniture and equipment, net	75,709	38,778
Other assets	10,249	10,249

Total assets	$1,893,378	$2,670,061

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,680,877	$1,305,228
Accrued salaries and benefits	248,239	115,153
Deferred revenue	1,837,532	1,678,870
Other accrued liabilities	149,360	117,656
Notes payable	176,951	654,172
Current portion of capital lease obligations	4,076	11,193

Total current liabilities	4,097,035	3,882,272
Capital lease obligations	174	4,250
Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,474,263 shares issued and outstanding at September 30, 2003 and 4,428,896 shares issued and outstanding at September 30, 2002	2,273	2,227
Additional paid-in-capital	2,848,027	2,792,907
Accumulated deficit	(5,054,131)	(4,011,595)

Total stockholders’ equity (deficit)	(2,203,831)	(1,216,461)

Total liabilities and stockholders’ equity	$1,893,378	$2,670,061

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Statements of Operations

	Twelve Months Ending September 30,
	2003	2002
Net revenues	$4,294,671	$1,384,830
Direct costs	2,662,398	1,023,792

Gross profit	1,632,273	361,038
Marketing and sales expenses	1,309,829	623,340
General and administrative expenses	1,451,341	1,350,575

Operating loss	(1,128,897)	(1,612,877)

Other income (expense):
Other	112,750	—
Interest expense	(26,389)	(19,934)

	86,361	(19,934)

Net loss	$(1,042,536)	$(1,632,811)

Per share data:
Basic loss	$(0.23)	$(0.39)

Diluted loss	$(0.23)	$(0.39)

Basic and diluted weighted average shares outstanding	4,454,460	4,179,405

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2001	3,945,919	$1,747	$2,117,772	$(2,378,784)	$(259,265)
Sale of stock ($1.50 per share), net of offering costs	425,687	423	635,026	—	635,449
Stock options and warrants exercised	20,290	20	4,646	—	4,666
Stock purchased 10/15/01	(3,000)	(3)	(4,497)	—	(4,500)
Stock issued 09/12/02	40,000	40	39,960	—	40,000
Net loss	—	—	—	(1,632,811)	(1,632,811)

Balance at September 30, 2002	4,428,896	$2,227	$2,792,907	$(4,011,595)	$(1,216,461)
Stock options and warrants exercised	45,367	46	55,120	—	55,166
Net loss	—	—	—	(1,042,536)	(1,042,536)

Balance at September 30, 2003	4,474,263	$2,273	$2,848,027	$(5,054,131)	$(2,203,831)

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Statements of Cash Flows

	For The Year Ending September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(1,042,536)	$(1,632,811)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,999	21,348
Stock issued in connection with employment services	—	40,000
Change in operating assets and liabilities:
Accounts receivable	(494,558)	(848,274)
Prepaid expenses and other assets	382,058	(527,604)
Accounts payable	375,649	1,250,365
Accrued wages	133,086	78,811
Other accrued expenses	190,366	1,671,215

Net cash (used in) provided by operating activities	(432,936)	53,050

Cash flows from investing activities
Purchase of equipment	(59,930)	(27,251)

Net cash used in investing activities	(59,930)	(27,251)

Cash flows from financing activities
Repayments (borrowings) from short-term debt	(477,221)	349,172
Sale of stock and other issuances	55,166	635,615
Repayments of capital lease obligations	(11,193)	(10,272)

Net cash (used in) provided by financing activities	(433,248)	974,515

Net (decrease) increase in cash	(926,114)	1,000,314
Cash at beginning of period	1,175,945	175,631

Cash at end of period	$249,831	$1,175,945

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Notes to Financial Statements

September 30, 2003 and 2002

1. Description of the Business

Alliance HealthCard, Inc. (the “Company”) was organized on September 30, 1998 and specializes in creating, marketing and distributing value added healthcare savings programs, services, and products through provider networks at discounts to patients for services not covered by their health insurance. The Company was formed as a limited liability corporation and was reorganized into a Georgia corporation in February 1999.

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

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

Accounts Receivable

Accounts receivables are recorded net of an allowance for doubtful accounts established to provide for losses on un-collectible accounts based on management’s estimates and historical collection experience. The provision for doubtful accounts was $3,000 for the year ended September 30, 2003 and $391 for the year ended September 30, 2002. The bad debt expense was $2,609 and $0 for years ended September 30, 2003 and 2002, respectively.

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

Implementation Expense Recognition

Contracts with insurance companies or large employers often generate substantial implementation expense. For total contract implementation costs in excess of $5,000, the Company records that expense over the first twelve-month term of the contract. Costs less than $5,000 are expensed as incurred. If the contract provides for payments to offset implementation costs, the aggregate amount of such payments is also recognized over the first twelve-month term of the contract.

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

3. Going Concern and Management’s Plan

The Company’s future profitability, liquidity and capital requirements will depend upon numerous factors, including the success of its product offerings and competing market developments. The Company has not yet achieved, and may never achieve, profitable operations. In December 2000, the Company signed a five-year contract with CVS Pharmacy, Inc., a major retail chain consisting of over 4,100 locations that sell a version of the Company’s Gold Card at their pharmacy counters to individuals who lack pharmacy and/or other health benefits. The Company executed a three-year contract with State Farm Mutual Automobile Insurance Company in April 2002 with implementation beginning in July 2002. In December 2002, the Company signed separate three-year contracts with four subsidiaries of an insurance holding company. The Company also executed a two-year contract in July of 2003 with an international manufacturer and marketer of unique home, health and personal care products. The manufacturer and marketer will sell a version of the Company’s Gold Card to their customers. The Company intends to fund its ongoing development and operations through a combination of sales through these four existing contracts and potential new contracts.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

3. Going Concern and Management’s Plan (Continued)

As shown in the Company’s financial statements, the Company incurred a net loss of $1,042,536 during the year ended September 30, 2003 and as of that date, the Company’s current liabilities exceeded its current assets by $2,289,615 and its total liabilities exceeded its total assets by $2,203,831. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company expects to be profitable in its second quarter of 2004 if its pipeline business closes and comes on stream on the dates anticipated and at the expected implementation costs. Alliance is still an emerging company and very sensitive to the timing of new business implementations and staying on their implementation budgets. Management has prepared a contingency plan to address the impact of delayed or more costly new product and/or contract implementations if such events were to occur.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classifications of recorded assets and liabilities.

4. Notes Payable

On May 17, 2000 the Company entered into a credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provided the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock options and warrants. On May 22, 2003 the Company extended its credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provided the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company who received common stock options in exchange for their guaranties. The credit agreement matured on July 31, 2003 at an interest rate of 5.25% per annum. The principal balance of $484,272, plus accrued interest, was repaid in full on August 13, 2003. The Company secured a new working capital facility on July 10, 2003 with Branch Banking And Trust Company. The agreement provides the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and directors of the Company. The credit agreement matures on July 9, 2004 and bears an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The Company has $525,000 available under its credit agreement as of September 30, 2003. The new working capital facility will continue to be used to provide on-going capital to fund the implementation of new contracts and general corporate operations.

The Company executed a promissory note with a vendor on September 30, 2002 for $170,000. The promissory note, related to expenses incurred for a direct mail campaign for the CVS Pharmacy, Inc. contract, was payable in twelve monthly installments of $14,788 beginning on November 1, 2002 and concluding on October 1, 2003 at an interest rate of 8%. The promissory note was amended on March 31, 2003 and extended until December 31, 2003. The unpaid principal balance on the promissory note was $51,751 at September 30, 2003.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

5. Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2003 and 2002:

	September 30,
	2003	2002
Furniture	$12,023	$12,023
Equipment	96,758	40,449
Equipment under capital leases	18,865	32,226

	127,646	84,698
Less: accumulated depreciation and amortization	(51,937)	(45,920)

	$75,709	$38,778

6. Stockholders’ Equity

The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. The Offering terminated on September 25, 2002. As of September 30, 2002, the Company had sold a total of 346,378 Units of its Common Stock at $4.50 per Unit for an aggregate amount of $1,558,703. As of September 30, 2003, the Company received $52,833 from the exercising of 35,222 Warrants related to this Offering Memorandum. The Company has recognized salary expense of $40,000 for the year ended September 30, 2002 paid to an employee, other than an officer, in the form of Common Stock. The Company granted certain officers and board members options to purchase 300,000 shares of Common Stock at $1.50 per share in return for their personal guaranties on the Company’s line of credit for the year ending 2002. (See “Liquidity and Capital Resources.”)

7. Stock Options

In conjunction with certain employment and consulting agreements, the Company granted stock options relating to 149,500 shares of Common Stock for the year ending September 30, 2003 and 60,000 shares of Common Stock for the year ending September 30, 2002. The Company granted certain board members stock options relating to 350,000 shares of Common Stock during the year ended September 30, 2002. The Company has reserved 1,200,000 shares of the Common Stock in connection with the stock option plan and 856,691 warrants related to the line of credit guarantee for SunTrust Bank and the Offering Memorandum dated December 15, 2000. The vesting schedules relating to these options granted range from immediate vesting to a three-year vesting period.

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

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

7. Stock Options (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants for the years ending September 30, 2003 and September 30, 2002.

	September 30,
	2003	2002
Expected volatility	.01	.01
Dividend yield	0%	0%
Risk free interest rate	1.3%	1.5%
Expected lives	5 Years	5 Years

For purposes of fair value disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma net loss for the year ending September 30, 2003 and for the year ending September 30, 2002, as determined using the fair value method of accounting of Statement 123, was $1,097,149 and $1,642,592 respectively.

Information regarding the options is as follows:

	Weighted Average Exercise Price	Options Outstanding	Options Exercisable
Balance, September 30, 2001	.79	912,400	674,840
Granted	1.48	360,000	—
Forfeited	—	—	—
Became exercisable	.98	—	463,520

Balance, September 30, 2002		1,272,400	1,138,360
Granted	1.04	149,500	—
Forfeited	.92	(19,000)	(13,500)
Became exercisable	.96	—	170,353

Balance, September 30, 2003		1,402,900	1,295,213

The aggregate fair value of options granted for the year ending September 30, 2003 and for the year ending September 30, 2002 was $226,735 and $218,113 respectively. The following table summarizes information about stock options outstanding at September 30, 2003.

	September 30,
	2003	2002
Range of exercise price	$0.23-$1.50	$0.23-$1.50
Number outstanding	1,402,900	1,272,400
Weighted average remaining contractual life	7.4 Years	8.2 Years
Weighted average exercise price	$0.96	$0.97

During the year ending September 30, 2003, there were no options exercised during this period.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

8. Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods and the estimated future tax effects of carry-forwards. Deferred income taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company has established a 100% valuation allowance for its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets, including its net operating loss carry-forwards.

	September 30,
	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$1,231,953	$880,702
Other	(3,601)	2,707

Gross deferred tax asset	1,228,352	883,409
Less valuation allowance	(1,228,352)	(883,409)

Net deferred tax assets	$—	$—

Significant components of the provision for income taxes are as follows:

	September 30,
	2003	2002
Deferred
Federal	$1,044,099	$750,898
State	184,253	132,511

Total income tax benefit	1,228,352	883,409
Less valuation allowance	(1,228,352)	(883,409)

	$—	$—

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2019	$454,194
Expires 2020	825,874
Expires 2021	985,235
Expires 2022	893,551

$3,158,854

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

9. Related Party Transactions

The Company subleases its office space from an affiliated company. The Company’s office consists of approximately 5,800 square feet of space subleased from NovaNet, Inc. a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The Company expensed approximately $106,847 and $75,857 for the years ending September 30, 2003 and September 30, 2002 respectively. The sublease was executed on April 1, 2002 and terminates on April 30, 2004 at approximately $8,389 per month through June, 2003 and increases to $8,922 per month for the period from July, 2003 through April, 2004. The sublease includes the use of reception, office furniture, copying and other office equipment. The Company has also paid deposits of $9,692 for this sublease to NovaNet. While the sublease was not negotiated at arms-length, the terms of the sublease include lease rental rates equal to those in the primary lease. The Company believes the terms of the sublease are comparable to what it would pay for such space on the open market.

Accounts receivable includes $16,514 and $18,475 from NovaNet, Inc. for expenses paid on their behalf for the years ended September 30, 2003 and 2002 respectively.

The Company paid approximately $281,488 and $9,075 for the years ending September 30, 2003 and September 30, 2002 respectively relating to printing and card member fulfillment services provided by two companies related indirectly through common ownership.

10. Equipment Leases

The Company leases certain equipment under capital leases and non-cancelable operating lease agreements that expire on various dates through 2005. At September 30, 2003, minimum annual rental commitments under capital leases with terms in excess of one year are as follows:

2003	$—
2004	4,295
2005	179

Total minimum lease payments	4,474
Less: amounts representing interest	224

Present value of net minimum lease payments	$4,250

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

10. Equipment Leases (Continued)

Assets acquired under non-cancelable capital leases consist of computer equipment with an aggregate cost of $18,865 at September 30, 2003 and $32,226 at September 30, 2002 and accumulated amortization of $16,891 and $16,783 at September 30, 2003 and September 30, 2002, respectively. Amortization of leased assets is included in depreciation expense.

11. Supplemental Cash Flows Information

The following information supplements the statements of cash flows:

	2003	2002
Cash paid for interest	$23,644	$16,110

12. Concentration of Credit Risk Arising

The Company uses financial institutions in which it maintains cash balances, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company’s uninsured cash balance totaled $144,530 and $1,157,844 at September 30, 2003 and 2002, respectively.

Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with one customer. Approximately $1,247,382 (89%) and $870,334 (96%) of total accounts receivable were due from one customer as of September 30, 2003 and 2002, respectively. Approximately $2,237,932 (52%) and $1,047,125 (76%) of total sales were generated from the same customer for the years ending September 30, 2003 and 2002, respectively. Another customer generated revenue of approximately $1,691,568 (39%) and $322,649 (23%) respectively, for the years ending September 30, 2003 and 2002.

Approximately $1,409,126 (84%) and $1,038,675 (80%) of the total accounts payable relate to the party from which more than 89% of the Company’s accounts receivable were due for the years ended September 30, 2003 and 2002, respectively.

13. Subsequent Events

On October 20, 2003, Medco Health Solutions, Inc. made a written demand for payment from Alliance HealthCard, Inc. in the amount of $486,269. The demand was based on allegations that Alliance was liable for these amounts based on an Integrated Prescription Drug Program Master Agreement dated July 1, 2000 (the “Agreement”). Thereafter, on November 19, 2003, Alliance filed a lawsuit against Medco Health Solutions, Inc. The lawsuit, styled “Alliance HealthCard, Inc. v. Medco Health Solutions, Inc.” was filed in the Superior Court of Gwinnett County, State of Georgia. The lawsuit alleged that Medco Health Solutions, Inc. had breached certain representations and warranties contained in that same contract and its addendums by failing to pay the Company the fees and/or rebates owed to the Company in excess of $1,500,000. Alliance is seeking the following: (a) that this case be tried by a jury; (b) that the Plaintiff be awarded compensatory damages in an amount to be determined at trial by the jury; (c) Plaintiff be awarded punitive damages in an amount which in the eyes of the jury appear just and proper to deter similar future conduct by the Defendants; (d) the Plaintiff be awarded expenses of litigation including attorneys fees for the filing and prosecution of this action.

The Company has not recorded the alleged expense of $486,269 on its financial statements for the year ended September 30, 2003. In addition to not recording the alleged expense, the Company has not recorded the alleged fees and/or rebates due from Medco Health Systems, Inc. for approximately $1,500,000 on its financial statements for the year ended September 30, 2003.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The executive officers and directors of the Company, and their respective ages as of September 30, 2003, are as follows:

Name	Age	Position	Term
Robert D. Garces	54	Chairman of the Board of Directors and Chief Executive Officer	One Year
Thomas W. Kiser	40	Director and President	One Year
Robert R. Goodyear	56	Chief Operating Officer and Secretary/Treasurer	One Year
Rita W. McKeown	50	Chief Financial Officer	One Year
Howard C. Chandler, Jr. M.D.	42	Director	One Year
Larry G. Gerdes	54	Director	One Year
William Wallace, M.D.	49	Director	One Year
Richard M. Jackson	49	Director	One Year

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

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2003.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Annual Compensation			Long Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert Garces, Chairman & Chief Executive Officer	2003	97,855	35,000	—	—	50,000	—	—
	2002	71,537	—	—	—	60,000	—	—
Thomas Kiser, Director & President	2003	70,849	10,000	—	—	15,000	—	—
	2002	77,691	—	—	—	60,000	—	—
Robert Goodyear, Chief Operating Officer & Secretary/Treasurer	2003	88,000	25,000	—	—	25,000	—	—
	2002	100,000	—	—	—	—	—	—
Rita McKeown, Chief Financial Officer	2003	63,531	1,000	—	—	6,000	—	—
	2002	69,992	—	—	—	—	—	—

Options/SAR Grants in Last Fiscal Year

The following table sets forth information regarding individual grants of options and warrants to purchase Alliance HealthCard Common Stock during the twelve months ended September 30, 2003 to each of the Named Executive Officers. All stock option grants were made pursuant to the Alliance HealthCard, Inc. 1999 Stock Option Plan. The compensation committee of the Board of Directors approved all stock option grants during 2003.

Name	Number of Securities Underlying Options/SAR’s Granted (#) (1)	% of Total Options/SAR’s Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Share)	Expiration Date
Robert Garces (3)	50,000	33%	$1.00	January 1, 2013
Thomas Kiser (4)	15,000	10%	$1.00	January 1, 2013
Robert Goodyear (5)	25,000	17%	$1.00	January 1, 2013
Rita McKeown (6)	6,000	4%	$1.00	January 1, 2013

(1)	Stock options are granted with an exercise price equal to the fair market value of the Alliance HealthCard Common Stock on date of grant.

(2)	Alliance HealthCard granted options and warrants to purchase an aggregate of 149,500 shares to all directors, officers and employees in the twelve months ended September 30, 2003.

(3)	Mr. Garces was granted 50,000 options on January 1, 2003. These options are fully vested.

(4)	Mr. Kiser was granted 15,000 options on January 1, 2003. These options are fully vested.

(5)	Mr. Goodyear was granted 25,000 options on January 1, 2003. These options are fully vested.

(6)	Ms. McKeown was granted 6,000 options on January 1, 2003. These options are fully vested.

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

The following table sets forth, as of September 30, 2003, certain information regarding the shares of the Company’s outstanding Common Stock beneficially owned by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company’s Common Stock and (ii) by each of the Company’s officers and directors. (1)

	Shares of Common Stock Beneficially Owned (1)	% of Ownership
Robert D. Garces (2) 3500 Parkway Lane Suite 720 Norcross, Georgia 30092	965,800	20.3%

Thomas W. Kiser 3500 Parkway Lane Suite 720 Norcross, Georgia 30092	919,050	19.3%

Robert R. Goodyear 3500 Parkway Lane Suite 720 Norcross, Georgia 30092	168,000	3.6%

Rita W. McKeown 3500 Parkway Lane Suite 720 Norcross, Georgia 30092	35,400	0.8%

Howard C. Chandler, Jr. (3)	516,600	11.4%

Larry G. Gerdes (4)	236,665	5.2%

Richard Jackson (5)	245,668	5.3%

William Wallace	50,000	1.1%

All directors and officers as a group	3,137,183	56.5%

(1)

“Beneficially Owned” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 4,474,263 shares outstanding as of September 30, 2003 except for certain parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2003. The percentages for those parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2003, are based upon the sum of 4,494,263 shares plus the number of shares subject to presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2003, held by them as indicated in the following notes. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.

(2)	Includes 1,200 shares held by Mr. Garces’ minor children and 1,050 shares held by Mr. Garces’ spouse.

(3)	Includes 3,600 shares held by Mr. Chandler’s minor children and 192,000 shares held by Mr. Chandler’s spouse.

(4)	Includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.

(5)	Includes 116,668 shares held by Jackson Investment Group of which Mr. Jackson is a general partner.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Relationships

Robert D. Garces and Howard Chandler, Jr., a director of the Company, are brothers-in-law.

Prior to his appointment as a director of the Company, Jack Flowers acted as a consultant to the Company. In partial compensation for his services to the Company, the Company has agreed to grant him five year stock warrants at a nominal fee that entitled him to purchase 33,000 shares of Common Stock for $.70 per share. Under the terms of the options the Company will be required to register the stock represented by the options should the Company register any of its securities under the Securities Act. These options will expire December 31, 2003. Mr. Flowers resigned as director of the Company on June 1, 2000.

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

1. Financial Statements

The Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed below are included in Item 7.

Reports of Independent Auditors.

Balance Sheets as of September 30, 2003 and 2002

Statements of Operations for the years ended September 30, 2003 and 2002

Statements of Stockholders’ Equity for the years ended September 30, 2003 and 2002

Statements of Cash Flows for the years ended September 30, 2003 and 2002

Notes to Financial Statements

Financial Statement Schedules are not required

(b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the year ended September 30, 2003.

(c)	Exhibits

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Alliance HealthCard, Inc.

January 9, 2004	By:	/s/ ROBERT D. GARCES

Robert D. Garces Chairman and Chief Executive Officer (Principal Executive Officer)

January 9, 2004	By:	/s/ RITA MCKEOWN

Rita McKeown Chief Financial Officer (Principal Financial and Accounting Officer)