Form 10QSB
period 2003-12-31
ALLIANCE HEALTHCARD INC
filed 2004-02-12
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at January 31, 2004
Common Stock, $.001 par value	4,494,263

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Alliance HealthCard, Inc.

Balance Sheets

	December 31, 2003	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$98,510	$249,831
Accounts receivable, net	1,551,649	1,402,817
Prepaid expenses and other current assets	33,472	154,772

Total current assets	1,683,631	1,807,420
Furniture and equipment, net	65,349	75,709
Other assets	10,249	10,249

Total assets	$1,759,229	$1,893,378

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,583,715	$1,680,877
Accrued salaries and benefits	214,570	248,239
Deferred revenue	1,356,749	1,837,532
Other accrued liabilities	196,456	149,360
Notes payable	482,587	176,951
Current portion of capital lease obligations	3,295	4,076

Total current liabilities	3,837,372	4,097,035
Capital lease obligation	—	174
Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,494,263 shares issued and outstanding at December 31, 2003 and September 30, 2003	2,273	2,273
Additional paid-in-capital	2,848,027	2,848,027
Accumulated deficit	(4,928,443)	(5,054,131)

Total stockholders’ equity	(2,078,143)	(2,203,831)

Total liabilities and stockholders’ equity	$1,759,229	$1,893,378

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Operations

	Three Months Ending December 31,
	2003	2002
Net revenues	$1,011,165	1,060,371
Direct costs	436,943	503,917

Gross profit	574,222	556,454
Marketing and sales expenses	125,934	401,109
General and administrative expenses	315,756	384,937

Operating income (loss)	132,532	(229,592)

Other expense
Interest expense	(6,844)	(7,208)

	(6,844)	(7,208)

Net income (loss)	$125,688	$(236,800)

Per share data:
Basic income (loss)	$0.03	$(0.05)

Diluted income (loss)	$0.03	$(0.05)

Basic weighted average shares Outstanding	4,494,263	4,431,101

Diluted weighted average shares Outstanding	4,508,303	4,431,101

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Cash Flows

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net income (loss)	$125,688	$(236,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,360	6,157
Change in operating assets and liabilities:
Accounts receivable	(148,832)	(263,472)
Prepaid expenses and other assets	121,300	13,130
Accounts payable	(97,162)	85,014
Accrued salaries and benefits	(33,669)	(20,005)
Deferred revenue and other accrued liabilities	(433,687)	(342,263)

Net cash used in operating activities	(456,002)	(758,239)

Cash flows from investing activities
Purchase of equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Borrowings (repayments) of short-term debt	305,636	(21,820)
Sale of stock and other issuances	—	2,334
Repayments of capital lease obligations	(955)	(3,099)

Net cash provided by (used in) financing activities	304,681	(22,585)

Net (decrease) in cash	(151,321)	(780,824)
Cash at beginning of period	249,831	1,175,945

Cash at end of period	$98,510	$395,121

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

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

2. Summary of Significant Accounting Policies

The accompanying financial statements are un-audited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The un-audited financial information furnished herein in the opinion of management reflects all adjustments, which are of a normal recurring nature, that are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2003. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

Net income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic and diluted net loss per share are the same for the three months ended December 31, 2002 because the Company’s potentially dilutive securities are anti-dilutive in such periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Alliance HealthCard, Inc. specializes in creating, marketing and distributing value added healthcare savings programs, services, and products. Alliance gives individuals and families access to healthcare providers offering up to 16 major healthcare services at significantly discounted fees for a low annual fee. Alliance markets to predominantly underserved markets where individuals either have limited health benefits, or no insurance. These markets may vary widely from senior populations with Medicare (no prescription benefits), part-time employees, to pockets of the over 40 million uninsured looking for lower cost medical services and access to providers.

Results of Operations

Three Months Ended December 31, 2003, Compared to Three Months Ended December 31, 2002

Net revenues for the Company decreased to $1,011,165 for the three months ended December 31, 2003 from $1,060,371 for the three months ended December 31, 2002. The decrease is attributable to the termination of the Bankers Fidelity Life Insurance Company contract in 2003.

Gross profit increased $17,768 to $574,222 for the three months ended December 31, 2003 from $556,454 for the same prior year period. The increase in gross profit was primarily attributable to a reduction of implementation expense for the State Farm Mutual Automobile Insurance Company. For total contract implementation costs in excess of $5,000, the Company records that expense over the first twelve-month term of the contract. The first twelve-month term of the State Farm contract ended on June 30, 2003.

Marketing and sales expenses decreased to $125,934 for the three months ended December 31, 2003, from $401,109 in the same prior year period. The large decrease is due to a reduction of royalty expense resulting from an amendment to the CVS Pharmacy, Inc. contract in 2003.

General and administrative expenses decreased to $315,756 for the three months ended December 31, 2003 from $384,937 in the same prior year period. The decrease is primarily attributable to a decrease in compensation expense resulting from a reduction in personnel and consultants, as the Company continues to manage its infrastructure to maximize the Company’s profits.

Interest expense slightly decreased to $6,844 for the three months ended December 31, 2003 from $7,208 for the same prior year quarter.

The Company reported net income of $125,688 for the three months ended December 31, 2003 compared to a net loss of $236,800 for the same prior year period. The decrease of $362,488 resulted from the reduction in marketing, sales and general administrative expenses as discussed above.

Liquidity and Capital Resources

The Company’s operations used cash of $456,002 for the three months ended December 31, 2003 as a result of the following: a) net income of $125,688; b) an increase in accounts receivable of 148,832; c) a decrease in other liabilities of $433,687 which was primarily the result of a decrease in deferred revenue of $480,783 related to the State Farm and CVS contracts. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

The Company’s net working capital increased $135,874 to $(2,153,741) for the three months ended December 31, 2003 from $(2,289,615) at September 30, 2003. The increase in working capital was primarily caused by a decrease in accounts payable and accrued compensation for the year ended September 30, 2003.

The Company’s financing activities for the three months ended December 31, 2003 provided cash of $304,681 primarily from an increase in the outstanding balance on the Company’s line of credit. The Company has $174,800 available on its line of credit at December 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) The Company did not file any reports on Form 8-K during the three months ended December 31, 2003.

Exhibits

Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

Exhibit 31.2 – Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

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

Alliance HealthCard, Inc.

February 11, 2004	By:	/s/ Robert D. Garces

Robert D. Garces Chairman and Chief Executive Officer (Principal Executive Officer)

February 11, 2004	By:	/s/ Rita McKeown

Rita McKeown Chief Financial Officer (Principal Financial and Accounting Officer)