Form 10QSB
period 2004-03-31
ALLIANCE HEALTHCARD INC
filed 2004-05-12
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 11, 2004
Common Stock, $.001 par value	4,494,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Balance Sheets

	March 31, 2004	September 30, 2003

Assets
Current assets:
Cash and cash equivalents	$121,746	$249,831
Accounts receivable, net	1,618,631	1,402,817
Prepaid expenses and other current assets	36,522	154,772

Total current assets	1,776,899	1,807,420
Furniture and equipment, net	56,689	75,709
Other assets	10,249	10,249

Total assets	$1,843,837	$1,893,378

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,526,869	$1,680,877
Accrued salaries and benefits	271,934	248,239
Deferred revenue	1,279,671	1,837,532
Other accrued liabilities	169,841	149,360
Notes payable	459,239	176,951
Current portion of capital lease obligations	2,502	4,076

Total current liabilities	3,710,056	4,097,035

Capital lease obligation	—	174

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,494,263 shares issued and outstanding at March 31, 2004 and September 30, 2003	2,273	2,273
Additional paid-in-capital	2,848,027	2,848,027
Accumulated deficit	(4,716,519)	(5,054,131)

Total stockholders’ equity	(1,866,219)	(2,203,831)

Total liabilities and stockholders’ equity	$1,843,837	$1,893,378

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net revenues	$950,756	$1,040,232	$1,961,921	$2,100,603
Direct costs	288,096	644,235	725,039	1,148,152

Gross Profit	662,660	395,997	1,236,882	952,451
Marketing and sales expenses	100,968	336,133	226,902	737,242
General and administrative expenses	343,999	360,467	659,755	745,404

Operating income (loss)	217,693	(300,603)	350,225	(530,195)
Other income (expense):
Other	—	112,750		112,750
Interest, net	(5,769)	(6,032)	(12,613)	(13,240)

Net income (loss)	$211,924	$(193,885)	$337,612	$(430,685)

Per share data:
Basic	$0.05	$(0.04)	$0.08	$(0.10)

Diluted	$0.05	$(0.04)	$0.07	$(0.10)

Basic weighted average shares outstanding	4,494,263	4,443,184	4,494,263	4,437,076

Basic weighted diluted average shares outstanding	4,619,337	4,443,184	4,561,197	4,437,076

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Cash Flows

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$337,612	$(430,685)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,718	12,315
Change in operating assets and liabilities:
Accounts receivable	(215,814)	(265,670)
Prepaid expenses and other assets	118,250	119,136
Accounts payable	(154,008)	393,136
Accrued salaries and benefits	23,695	(50,040)
Deferred revenue and other accrued liabilities	(537,380)	(570,392)

Net cash used in operating activities	(406,927)	(792,200)

Cash flows from investing activities
Purchase of equipment	(1,698)	(1,247)

Net cash used in investing activities	(1,698)	(1,247)

Cash flows from financing activities
Borrowings (repayments) of debt	282,288	(66,184)
Sale of stock and other issuances	—	25,166
Repayments of capital lease obligations	(1,748)	(5,522)

Net cash provided by (used in) financing activities	280,540	(46,540)

Net (decrease) in cash	(128,085)	(839,987)
Cash at beginning of period	249,831	1,175,945

Cash at end of period	$121,746	$335,958

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Notes to Financial Statements

March 31, 2004 and 2003

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

Net income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic and diluted net loss per share are the same for the three and six months ended March 31, 2003 because the Company’s potentially dilutive securities are anti-dilutive in such periods.

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

Results of Operations

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Net revenues for the Company decreased to $950,756 for the three months ended March 31, 2004 from $1,040,232 for the three months ended March 31, 2003. The decrease is attributable to a decline of card revenue related to the CVS Pharmacy, Inc. contract for the quarter ended March 31, 2004.

Gross profit increased $266,663 to $662,660 for the three months ended March 31, 2004 from $395,997 for the same prior year period. The increase in gross profit was primarily attributable to a reduction of network expense due to a change in a majority of the Company’s networks. The change resulted in lower monthly fees and also increased the number of providers available to its card members. In addition to a change in networks, there was also a decrease of implementation expense for the State Farm Mutual Automobile Insurance Company. For total contract implementation costs in excess of $5,000, the Company records that expense over the first twelve-month term of the contract. The first twelve-month term of the State Farm contract ended on June 30, 2003.

Marketing and sales expenses decreased to $100,968 for the three months ended March 31, 2004, from $336,133 in the same prior year period. The decrease is due to a reduction of royalty expense resulting from an amendment to the CVS Pharmacy, Inc. contract in 2003.

General and administrative expenses decreased to $343,999 for the three months ended March 31, 2004 from $360,467 in the same prior year period. The decrease is primarily attributable to a decrease in telecommunication expense from the Company’s existing provider.

Other income decreased $112,750 for the three months ended March 31, 2004. The Company received reimbursement of expenses of $112,750 for the prior year quarter from CVS Pharmacy, Inc. related to a direct mail campaign.

The Company reported net income of $211,924 for the three months ended March 31, 2004 compared to a net loss of $193,885 for the same prior year period. The increase of net income was primarily attributable to the decline in the Company’s network and royalty expenses as discussed above.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Net revenues for the Company decreased $138,682 to $1,961,921 for the six months ended March 31, 2004. The decrease is attributable to a decline of card revenue related to the CVS Pharmacy, Inc. contract for the year ended March 31, 2004.

Gross profit increased $284,431 to $1,236,882 for the six months ended March 31, 2004 from $952,451 for the same six-month period in the prior year. The increase in gross profit was primarily attributable to a reduction of network expense due to a change in a majority of the Company’s networks and a decline of implementation expense for the State Farm Mutual Automobile Insurance Company.

Marketing and sales expenses decreased to $226,902 for the six months ended March 31, 2004 from $737,242 in the same prior year. The decrease is due to a reduction of royalty expense resulting from an amendment to the CVS Pharmacy, Inc. contract in 2003.

General and administrative expenses decreased to $659,755 for the six months ended March 31, 2004 from $745,404 in the same prior year period. The decrease of $85,649 was attributable to the following: (a) compensation expense of $57,123 resulting from a change in the Company’s infrastructure, and (b) a decrease of $28,526 for general office expenses primarily for telecommunication and other office expenses.

Other income decreased $112,750 for the six months ended March 31, 2004. The Company received reimbursement of expenses of $112,750 for the same prior year period from CVS Pharmacy, Inc. related to a direct mail campaign.

The Company reported net income of $337,612 for the six months ended March 31, 2004 compared to a loss of $430,685 for the same prior year period. The increase of net income was primarily attributable to the decline in the Company’s network and royalty expenses as discussed above.

Liquidity and Capital Resources

The Company’s operations used cash of $406,927 for the six months ended March 31, 2004 as a result of the following: a) net income of $337,612; b) an increase in accounts receivable of 215,814; c) a decrease in other liabilities of $537,380 that was primarily a result of a decrease in deferred revenue related to the State Farm and CVS contracts. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

The Company’s net working capital increased $356,458 to $(1,933,157) for the six months ended March 31, 2004 from $(2,289,615) at September 30, 2003. The increase in net working capital was primarily a result of the following: a) a net decrease in current liabilities of $386,979, consisting primarily of a decrease in deferred revenue of $557,861 caused by the State Farm Mutual and CVS Pharmacy contracts, a decrease in trade accounts payable of $154,008 and a net increase in notes payable caused by an increase of in the Company’s line of credit of $330,000 and b) a net decrease of $30,521 in current assets.

The Company’s financing activities for the six months ended March 31, 2004 provided cash of $280,540 primarily from an increase in the outstanding balance on the Company’s line of credit. The Company has $194,800 available on its line of credit at March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 19, 2003, Alliance filed a lawsuit against Medco Health Solutions, Inc. The lawsuit, styled “Alliance HealthCard, Inc. v. Medco Health Solutions, Inc.” was filed in the Superior Court of Gwinnett County, State of Georgia. The lawsuit alleged that Medco Health Solutions, Inc. had breached certain representations and warranties contained in that same contract and its addendums by failing to pay the Company the fees and/or rebates owed to the Company in excess of $1,500,000. Alliance is seeking the following: (a) that this case be tried by a jury; (b) that the Plaintiff be awarded compensatory damages in an amount to be determined at trial by the jury; (c) Plaintiff be awarded punitive damages in an amount which in the eyes of the jury appear just and proper to deter similar future conduct by the Defendants; (d) the Plaintiff be awarded expenses of litigation including attorneys fees for the filing and prosecution of this action. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurance that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a) The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

Exhibits

Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

Exhibit 31.2 – Certification Pursuant to Rule 13a-14(a) under the Securites Exchange act of 1934, as amended.

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.

May 11, 2004	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2004	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)