Form 10QSB
period 2004-06-30
ALLIANCE HEALTHCARD INC
filed 2004-08-10
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $.001 par value	4,494,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Balance Sheets

	June 30, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$787,050	$249,831
Accounts receivable, net	1,539,719	1,402,817
Prepaid expenses and other current assets	34,099	154,772

Total current assets	2,360,868	1,807,420

Furniture and equipment, net	51,031	75,709
Other assets	10,249	10,249

Total assets	$2,422,148	$1,893,378

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,530,452	$1,680,877
Accrued salaries and benefits	269,425	248,239
Deferred revenue	1,480,017	1,837,532
Other accrued liabilities	186,270	149,360
Notes payable	565,200	176,951
Current portion of capital lease obligations	1,312	4,076

Total current liabilities	4,032,676	4,097,035

Capital lease obligation	—	174

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,494,263 shares issued and outstanding at June 30, 2004 and September 30, 2003	2,273	2,273
Additional paid-in-capital	2,848,027	2,848,027
Accumulated deficit	(4,460,828)	(5,054,131)

Total stockholders’ equity	(1,610,528)	(2,203,831)

Total liabilities and stockholders’ equity	$2,422,148	$1,893,378

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$962,737	$1,151,885	$2,924,658	$3,252,488
Direct costs	296,562	707,428	1,021,601	1,855,580

Gross Profit	666,175	444,457	1,903,057	1,396,908

Marketing and sales expenses	49,571	341,226	276,473	1,078,468
General and administrative expenses	355,228	354,968	1,014,983	1,100,372

Operating income (loss)	261,376	(251,737)	611,601	(781,932)
Other income (expense):
Other	—	—	—	112,750
Interest, net	(5,685)	(7,107)	(18,298)	(20,347)

Net income (loss)	$255,691	$(258,844)	$593,303	$(689,529)

Per share data:
Basic	$0.06	$(0.06)	$0.13	$(0.16)

Diluted	$0.05	$(0.06)	$0.13	$(0.16)

Basic weighted average shares outstanding	4,494,263	4,469,208	4,494,263	4,447,787

Basic weighted diluted average shares outstanding	4,712,856	4,469,208	4,568,412	4,447,787

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Cash Flows

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$593,303	$(689,529)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	31,076	18,472
Change in operating assets and liabilities:
Accounts receivable	(136,902)	(367,461)
Prepaid expenses and other assets	120,673	345,556
Accounts payable	(150,425)	666,274
Accrued salaries and benefits	21,186	47,864
Deferred revenue and other accrued liabilities	(320,605)	(251,684)

Net cash provided by (used in) operating activities	158,306	(230,508)

Cash flows from investing activities
Purchase of equipment	(6,398)	(1,246)

Net cash used in investing activities	(6,398)	(1,246)

Cash flows from financing activities
Borrowings (repayments) of debt	388,249	(95,764)
Sale of stock and other issuances	—	55,166
Repayments of capital lease obligations	(2,938)	(7,562)

Net cash provided by (used in) financing activities	385,311	(48,160)

Net increase (decrease) in cash	537,219	(279,914)
Cash at beginning of period	249,831	1,175,945

Cash at end of period	$787,050	$896,031

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

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

Net loss per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic and diluted net loss per share are the same for the three and nine months ended June 30, 2003 because the Company’s potentially dilutive securities are anti-dilutive in such periods.

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

Results of Operations

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Net revenues for the Company decreased to $962,737 for the three months ended June 30, 2004 from $1,151,885 for the three months ended June 30, 2003. The decrease is primarily attributable to a decline of card revenue related to the CVS Pharmacy, Inc. contract for the quarter ended June 30, 2004.

Gross profit increased $221,718 to $666,175 for the three months ended June 30, 2004 from $444,457 for the same prior year period. The increase in gross profit was primarily attributable to a reduction of network expense due to a change in a majority of the Company’s networks. The change resulted in lower monthly fees and also increased the number of providers available to card members. In addition to a change in networks, there was also a decrease of implementation expense for the State Farm Mutual Automobile Insurance Company. For total contract implementation costs in excess of $5,000, the Company records that expense over the first twelve-month term of the contract. The first twelve-month term of the State Farm contract ended on June 30, 2003.

Marketing and sales expenses decreased to $49,571 for the three months ended June 30, 2004, from $341,226 in the same prior year period. The decrease is due to a reduction of royalty expense resulting from an amendment to the CVS Pharmacy, Inc. contract in 2003.

The Company reported net income of $255,691 for the three months ended June 30, 2004 compared to a net loss of $258,844 for the same prior year period. The increase in net income was primarily attributable to the decline in the Company’s network and royalty expenses as discussed above.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Net revenues for the Company decreased $327,830 to $2,924,658 for the nine months ended June 30, 2004. The decrease is attributable to a decline of card revenue related to the CVS Pharmacy, Inc. contract for the year ended June 30, 2004.

Gross profit increased $506,149 to $1,903,057 for the nine months ended June 30, 2004 from $1,396,908 for the same nine-month period in the prior year. The increase in gross profit was primarily attributable to a reduction of network expense due to a change in a majority of the Company’s networks and a decline of implementation expense for the State Farm Mutual Automobile Insurance Company.

Marketing and sales expenses decreased to $276,473 for the nine months ended June 30, 2004 from $1,078,468 in the same prior year. The decrease is due to a reduction of royalty expense resulting from an amendment to the CVS Pharmacy, Inc. contract in 2003.

General and administrative expenses decreased to $1,014,983 for the nine months ended June 30, 2004 from $1,100,372 in the same prior year period. The decrease of $85,389 was primarily attributable to the following: (a) compensation expense of $77,970 resulting from a change in the Company’s infrastructure, and (b) a decrease of $7,419 for general office expenses primarily for telecommunication and other office expenses.

Other income decreased $112,750 for the nine months ended June 30, 2004. The Company received reimbursement of expenses of $112,750 for the same prior year period from CVS Pharmacy, Inc. related to a direct mail campaign. Interest expense slightly decreased by $2,049.

The Company reported net income of $593,303 for the nine months ended June 30, 2004 compared to a loss of $689,529 for the same prior year period. The increase of net income was primarily attributable to the decline in the Company’s network and royalty expenses, as well as the decrease in general and administrative expenses, as discussed above.

Liquidity and Capital Resources

The Company’s operations provided cash of $158,306 for the nine months ended June 30, 2004 as a result of the following: a) net income of $593,303; b) an increase in accounts receivable of 136,902; c) a decrease in prepaid expenses of $120,673; d) a decrease in other liabilities of $449,844 that was primarily a result of a decrease in deferred revenue related to the State Farm and CVS contracts. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

The Company’s net working capital increased $617,807 to $(1,671,808) for the nine months ended June 30, 2004 from $(2,289,615) at September 30, 2003. The increase in net working capital was primarily a result of the following: a) an increase of $553,448 in current assets; b) a net decrease in current liabilities of $64,359, consisting primarily of a decrease in deferred revenue of $357,515 caused by the State Farm Mutual and CVS Pharmacy contracts offset by an increase in the Company’s line of credit of $388,249.

The Company’s financing activities for the nine months ended June 30, 2004 provided cash of $385,311 primarily from an increase in the outstanding balance on the Company’s line of credit. The Company has $84,800 available on its line of credit at June 30, 2004.

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

(a) The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.

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

Alliance HealthCard, Inc.

August 9, 2004	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2004	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)