Form 10KSB
period 2004-09-30
ALLIANCE HEALTHCARD INC
filed 2004-12-22
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for the fiscal year ended September 30, 2004 were $3,947,344.

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock on December 3, 2004 was $4,524,263.

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at December 3, 2004
Common Stock, $.001 par value	4,524,263

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

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

GENERAL

Alliance HealthCard, Inc. (hereinafter referred to as “Alliance” or the “Company”) is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Alliance HealthCard offers third-party organizations self-branded or private-label healthcare savings programs through its existing provider networks and systems. Founded in 1998 by health-care and finance experts to address the need for affordable health care nationwide, Alliance HealthCard now accesses a network of more than 600,000 healthcare professionals. These programs allow the Company’s subscribers to obtain substantial discounts in over 16 major healthcare services.

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

PRODUCTS

Based on the target market, Alliance offers several different healthcare benefit card programs that provide benefits that range from prescription drug discounts only to the physician benefit categories available through its Platinum Card program. The Company offers its Gold and Platinum Cards directly or co-brands them with its customers. It also offers its clients cards with custom-designed benefit packages.

Gold Card

The Gold Card generally presumes the member has some level of basic medical insurance coverage. It offers services that are typically not covered under a traditional health insurance plan or an insurance plan that may have certain coverage limits. The Gold Card provides individuals and families national access to over 465,000 healthcare providers. This program typically is marketed as add-on services alongside an existing health plan or as a stand-alone plan for those who have health insurance but with minimal benefits for prescription or other ancillary services. The benefit categories of the Gold Card are:

Pharmacy	Chiropractic	Medical Supplies
Vision	Alternative Medicine	Medical Lab Services
Dental	Long-Term Care	Podiatry
Hearing	Mental Health	Emergency Medical Response
24-hour nurse line	Physical Therapy

Platinum Card

For individuals who generally do not have an insurance plan, Alliance offers the Platinum Card product. This product includes all of the benefit categories of the Gold Card plus primary care physicians, specialists, hospitals and outpatient facilities. The Platinum Card targets those with little or no insurance, or those with just catastrophic coverage. The Platinum Card gives members access to all of the Gold Card services listed above, plus additional access to several thousand hospitals and over 300,000 physicians in specialties such as:

Family Practice	Internists	OB/GYN
Orthopedics	Pediatricians	Cardiology
Radiology	Ophthalmology	Urology
ENT	Neurology	Surgery

Alliance Dental Plans Card

This specialized plan offers dental and pharmacy benefits, with access to either of two highly recognized networks in the dental industry: CIGNA and United Health/DBP. Discounts typically range from 10 to 75 percent.

Alliance 10/20 Rx Plan Card

This generic-driven prescription plan features a four-tier pricing matrix that allows members, working with their physician, to identify alternative drugs when a more costly drug is prescribed. The plan comprises more than 1,500 prescription drugs and offers 97 percent of the country’s top-100 prescribed drugs and their generic equivalent at $10 and $20 price levels. A third tier at $40 or less encompasses more-expensive generics and brand-name drugs, and a fourth covers the remaining branded medications at an average savings of 24%. CVS, Medicine Shoppe and Wal-Mart are among the 50,000 large chain and independent pharmacies that participate.

NETWORKS AND SERVICES

Alliance HealthCard contracts with preferred provider organizations and other medical networks for access to their negotiated rates. The Company does not contract directly with any medical providers. Alliance will only select and utilize those networks that we believe can deliver savings to our members, while providing support for our program with the healthcare providers. Alliance offers its members 16 healthcare provider services nationwide. Provider services are typically discounted an average of 30% off retail or usual and customary charges with discounts ranging from 10% to 75%. Depending upon the membership level selected, cardholders can access up to 465,000 providers. The Company is a leader in providing one of the most varied and unique blends of healthcare savings programs in the industry. We pay each network utilized, per member per month amount for use of the network. These fees range from $0.02 to $4.00 per member per month. The contracts guarantee access and discounts off the networks’ usual and customary fee schedules. Each network is only paid for those members authorized to utilize the network.

Providers	150,000 professionals (Gold Card Members)
400,000 specialists and primary care physicians (Platinum Card Members)

Facilities	5,000 hospitals
75,000 ancillary facilities including, but not limited to, laboratories and radiology clinics

Dental, Orthodontics	58,000 CIGNA dentists
50,000 DBP/United Health dentists

Vision	20,000 vision care professionals

Pharmacy	55,000 national and regional chain pharmacies – including CVS, Wal-Mart, Kroger among many others

Chiropractic & CAM	14,000 chiropractors, acupuncturist, massage therapists, health clubs

Behavioral Counseling	20,000 mental health-care professionals

24-Hour Nurse Line	24 hours, seven days a week

Link-to-Life	20% discount on personal emergency equipment, installation and monitoring services

Physical Therapy	1,000 physical therapy and rehabilitation facilities

Diabetes Supplies	15 percent discount

Advocacy Programs	Senior advocacy for families of seniors that are investigating nursing homes, hospice facilities, retirement communities, counseling, and long-term care needs; and patient advocacy for financially burdened members.

Travel Assistance	Services ranging from physician referrals to medical evacuations worldwide.

MEMBER SERVICES

The Company believes that providing high quality customer service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, the Company maintains a call center in Atlanta, Georgia. The Company’s service center is available to members and may be accessed via email or toll free numbers, Monday through Friday from 8:00 a.m. to 8:00 p.m. eastern time. In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. Alliance developed a proprietary computer database system that provide member service representatives immediate access to provider demographic data, and member information, including the components of each member program or plan and the details a member requires to properly utilize the program. All new member service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through its training programs, systems and software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company continues to work closely with its clients’ customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

INDUSTRY OVERVIEW

Alliance provides healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and uninsured. It is estimated that 43.6 million individuals, were without health insurance coverage in 2002, up from 14.6% in 2001, an increase of 2.4 million people Source: “U.S. Census Bureau Statistics” published by the U.S. Department of Commerce.]. The individual or family who benefits from membership in Alliance’s healthcare networks generally has a gap in healthcare benefits because of a lack of sufficient insurance coverage due to cost or product availability. It has been estimated that 74.7 million people under the age of 65 were without health insurance for part or all of 2001 and 2002, approximately one in three Americans. [Source: “Going Without Health Insurance” published by the Robert Wood Johnson Foundation.] The market is not limited to self-paying healthcare consumers; it includes employers, insurers and other affinity groups that offer Alliance membership services. Some members purchase an Alliance product to gain access to a specific product or service not covered by a health plan. Examples of the products and services not covered by certain plans would be alternative medicine, dental services, vision care or prescription drugs.

MEMBERSHIP SERVICE PROGRAM INDUSTRY

Membership service programs offer selected products and services from a variety of vendors with the objective of enhancing the existing relationship between businesses and their customers. When designed, marketed, and managed effectively, membership service programs can be of significant value to:

•	Consumers, who become members of the membership program;

•	Vendors, through sales and marketing of their products and services; and

•	Wholesale clients, through which the program memberships are offered or sold in connection with other benefits or sales

Product vendors and service providers are seeking more cost-effective and efficient methods to expand their customer base and market share, other than through the traditional mass-marketing channels of distribution. In addition, vendors are seeking to reach new customers and strengthen relationships with existing customers.

Alliance HealthCard designs and offers healthcare membership programs for employer groups, retailers and association-based organizations. Membership in these programs are offered and sold by direct sales or through independent marketing consultants. We believe that our clients, their members, and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular member base.

HISTORY OF THE COMPANY

The Company was founded in September 1998 as a limited liability company and was reorganized as a Georgia corporation in February 1999. The Company is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Programs encompass services in more than 10 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing and patient advocacy. Alliance offers its programs to predominantly underserved markets, where individuals either have limited health benefits, or no insurance. These markets may vary widely, from senior populations with Medicare who have no prescription benefits to part-time employees and the uninsured looking for lower cost medical services and access to providers.

On September 30, 1999, we completed the sale of 1,079,400 shares of our common stock at a purchase price of $0.83 per share for total proceeds before expenses of $899,500. These securities were issued pursuant to Rule 504 of Regulation D promulgated pursuant to the Securities Act.

After completing the private stock offering in September 1999, the Company registered its securities with the Securities and Exchange Commission on March 10, 2000 and received approval from the NASD on November 29, 2000 to begin trading its Common Stock under the trading symbol of ALHC on the Over The Counter Bulletin Board. The Company’s board of directors also approved a three for one stock split effective November 1, 2000.

The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. As of September 30, 2002, the Company had sold a total of 346,378 Units of its securities at $4.50 per Unit with aggregate proceeds equaling $1,558,703 from such sales. The Company issued 1,039,134 shares of Common Stock to 65 investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated thereunder.

BUSINESS STRATEGY

Our objective is to sustain and expand our leadership position as a provider of unique healthcare membership service programs. The Company intends to focus predominantly in underserved markets where individuals either have limited healthcare benefits, or no insurance. The Company has developed programs that give individuals access to healthcare providers at reduced fees, and offers value and savings to healthcare consumers throughout the country. Through product design, competitive membership pricing and strong distribution channel partners, Alliance plans to fill a significant void in the healthcare market that insurance plans have not addressed.

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

Alliance HealthCard utilizes three methods to reach the end consumer and offer its memberships on an individual and family basis:

Indirect, Leveraged Sales Channels

Alliance provides networks, systems and services to third-party organizations that in turn provide or sell them to their constituencies in a co-branded program. (See contracts.)

Alliance’s private-label program, like the CVS Health Savings Plan and Health Savings Plus Plan, equip organizations with an added-value service that further positions them as a resource for wide-ranging health care. Organizations like CVS utilize their own systems to generate membership sales, and typically earn a marketing fee for each membership. The customized sales model is ideal for large pharmacy chains, as well as trade groups and healthcare provider organizations.

Private-Labeled /Affinity Model

For organizations with a large number of members who may not have traditional heath care coverage, Alliance provides a way to increase their membership value and strengthen organizational ties.

Our current affinity program designed for State Farm Insurance illustrates the role Alliance takes in filling a group’s unmet health-care need or focus. It provides State Farm policyholders that qualify for Medicare with Alliance’s ancillary health benefits like prescription, dental and alternative medicine. Depending on the need of an organization, Alliance’s affinity program benefits could range from Platinum Card-level services to prescription only. Typically, commercial or government programs do not include ancillary benefits.

The Company’s private-label affinity model is also ideal for groups with high-deductible plans, where benefit managers embed an Alliance program to ease members’ early, out-of-pocket expenses. Individuals that participate in high-deductible health care plans are eligible for tax-preferred Health Savings Accounts (HSA), a relatively new and increasingly popular benefit option. Because HSAs are portable, the combination of a high-deductible plan, HSA and Alliance HealthCard could mean life-long savings for consumers.

Direct Sales Model

The Gold and Platinum Cards are Alliance’s principal consumer-oriented products and represent the Company’s retail distribution model. Alliance’s commission-sharing arrangement with agents, brokers and employee benefit consultants enables them to market and distribute the cards to individual consumers through large employer groups, insurance brokers, and associations. Individual purchases of the cards outside the realm of commission programs represent a small percentage of the mix and currently result from word of mouth and recent direct mail campaigns.

Our healthcare provider model features both branded and co-branded Gold and Platinum Cards. Insurance companies either sell or issue the cards as a value-added benefit to their policyholders. Currently, the majority of the cards are Alliance-brand memberships purchased by insurance companies for specific policyholder groups. The Company believes that this institutional distribution model may offer the greatest near-term growth opportunities for its card base.

In an industry that takes a “one size fits all” approach to program design, The Company believes it stands alone in its commitment to flexibility in product design, systems and operations for a range of distribution models. This accommodating and adaptable approach to meeting clients’ needs should contribute directly to the success of Alliance’s business strategy.

SALES AND MARKETING

Historically, Alliance has generated sales leads from health-care contacts linked to our executive officers, referrals from our board of directors, and the efforts of sales professionals. The Company currently employs three full-time sales professionals and retains a number of independent sales consultants, who are compensated solely on the basis of actual sales closed.

In 2004, we initiated sales and marketing programs to expand our visibility in the industry and to increase the pool of sales leads. Initiatives now underway include targeted public relations, sales support activities, direct mailings and industry meetings.

Beginning January 2005, we will retain three additional independent commission-based consultants to launch the following distinct sales campaigns respectively:

The Un-banked Market

To reach low-income, “un-banked” workers who have limited or no insurance benefits, Alliance will sell its Pharmacy, Gold and Platinum Cards at check cashing companies nationwide. This sector of the finance service industry has an established infrastructure that reaches low-income communities and effectively markets products to them. Check cashing companies, like ACE Cash Express and Dollar Financial Group, operate outside of the arena of mainstream banking and offer the types of financial services that match the spending and saving behaviors of low-income workers.

Alliance’s independent consultant will provide check-cashing companies with point-of-purchase displays similar to those used to sell phone cards at convenience stores and grocers. Companies will sell 90-day term prescription cards that are activated immediately at the point of sale. Members who wish to upgrade their cards to a Gold or Platinum membership level will call an 800-number listed on the back of the card.

Physician-Issued Pharmacy Cards

Beginning 2005, Alliance will offer physicians the opportunity to issue free pharmacy benefit cards to their uninsured patients who leave the office with a prescription. Initially, we will target offices and clinics that only serve a largely Hispanic population. Alliance will earn rebate income from pharmacies visited by the new cardholders and have the opportunity to upgrade prescription cards to Gold or Platinum levels by calling an 800-number listed on the back of the card. To handle the upgrade process, Alliance will augment its call center in Atlanta and adjust its automated telephone system. A pilot program will begin in the Atlanta area and will expand to other high-density Hispanic populations thereafter.

Employer Benefits Programs

Alliance’s outbound sales call efforts will intensify with a dedicated employee focusing on companies that have 500 or more employees and a significant workforce of non-benefit part-time employees. Initially, Alliance will target service industry companies with non-union workers primarily in the retail and food industry sectors. The Company will sell Gold, Platinum, and Co-branded Card group programs, where membership fees that may be evenly split between the employer and individual and secured in part by payroll deduction. Revenue will result from group membership payments and pharmacy rebate transactions.

CUSTOMERS

The Company executed seven new contracts during the fiscal year ended September 30, 2004. In addition to the new contracts for 2004, contracts are still in force for the following customers: a) CVS Pharmacy, Inc., a major retail chain consisting of over 5,000 locations that are selling the cards at their pharmacy counters to certain individuals who lack pharmacy and other health benefits; b) State Farm Mutual Automobile Insurance Company’s whose Good Neighbor Advantage card gives its policyholders discounts on eight major services, and c) Melaleuca, Inc., an international manufacturer and marketer of unique home, health and personal care products, who sell a version of the Company’s Gold Card to their customers.

Two of our customers contributed 79% of the Company’s revenue for 2004. There is no certainty that any of the abovementioned contracts will not cancel after the initial term. There can be no assurances that the Company could replace these revenues when the agreements expire or if one or both are terminated prior to expiration. Accordingly, termination or expiration of these relationships would substantially reduce the Company’s revenues and profits, and, thus, have a material adverse effect on the Company’s business, financial performance and operations.

COMPETITION

There are several companies that compete with the Company. The Company’s principal competitors are Care Entrée, Best Discount Benefits, and New Benefits. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

The environment within which we operate is intensely competitive and subject to rapid change. To maintain or increase our market share position, we must continually enhance our current product offerings, introduce new product features and enhancements, and expand our client service capabilities. We currently compete principally on the basis of the specialized nature of our products and services.

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

EMPLOYEES

As of November 30, 2004, the Company employed 16 individuals on a full-time basis and 1 on a part-time basis. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company leases the space for its office in Norcross, Georgia under a lease that expires in April 2009. The lease is in the name of Alliance Healthcard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The total space consists of approximately 6,900 square feet and NovaNet leases approximately 1,725 square feet of that space. The lease was executed on May 1, 2004 and terminates on April 30, 2009 at approximately $10,494 per month thru October 31, 2005 and periodic increases thereafter. The Company believes that it has adequate office space for its current operations.

ITEM 3. LEGAL PROCEEDINGS

On October 20, 2003, Medco Health Solutions, Inc. made a written demand for payment from Alliance HealthCard, Inc., in the amount of $486,269. The demand was based on allegations that Alliance was liable for these amounts based on an Integrated Prescription Drug Program Master Agreement dated July 1, 2000 (the “Agreement”). Thereafter, on November 19, 2003, Alliance filed a lawsuit against Medco Health Solutions, Inc. The lawsuit, styled “Alliance HealthCard, Inc. v. Medco Health Solutions, Inc.” was filed in the Superior Court of Gwinnett County, State of Georgia. The lawsuit alleged that Medco Health Solutions, Inc. had breached certain representations and warranties contained in that same contract and its addendums by failing to pay the Company the fees and/or rebates owed to the Company in excess of $1,500,000. Alliance is seeking the following: (a) that this case be tried by a jury; (b) that the Plaintiff be awarded compensatory damages in an amount to be determined at trial by the jury; (c) Plaintiff be awarded punitive damages in an amount which in the eyes of the jury appear just and proper to deter similar future conduct by the Defendants; (d) the Plaintiff be awarded expenses of litigation including attorneys fees for the filing and prosecution of this action. The Company believes this case has a good likelihood of success, but cannot be determined with any certainty. The Defendant can still prevail under a motion for summary judgment or at trial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the year ended September 30, 2004. The Company will hold its next annual meeting during the Company’s second fiscal quarter ending March 31, 2005

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliance’s Common Stock began trading on the Over The Counter Bulletin Board in January 2001. As of November 17, 2004 there were 144 holders of record of Alliance Common Stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Alliance Common Stock as reported on the Over The Counter Bulletin Board for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2004
First Quarter ended December 31, 2003	$0.52	$0.28
Second Quarter ended March 31, 2004	$1.35	$0.28
Third Quarter ended June 30, 2004	$1.30	$0.60
Fourth Quarter ended September 30, 2004	$1.24	$0.60
Year ended September 30, 2003
First Quarter ended December 31, 2002	$2.50	$1.05
Second Quarter ended March 31, 2003	$2.15	$0.75
Third Quarter ended June 30, 2003	$1.50	$1.01
Fourth Quarter ended September 30, 2003	$1.20	$0.34

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

RECENT SALE OF UNREGISTERED SECURITIES

On September 30, 1999, we completed the sale of 1,079,400 shares of our common stock at a purchase price of $0.83 per share for total proceeds before expenses of $899,500. These securities were issued pursuant to Rule 504 of Regulation D promulgated pursuant to the Securities Act.

From December 2000 through September 2002, we completed the sale of 346,378 units each consisting of three shares of common stock and one common stock purchase warrant at purchase prices of $4.50 for total proceeds before expenses of $1,558,703. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $1.50 per share. These securities were issued as restricted stock to 65 investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated there under.

On September 25, 2002, we completed the sale of 1,039,134 shares of our common stock at a purchase price of $1.50 per share for total proceeds before expenses of $1,558,703. These securities have been issued as restricted stock to 65 investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated there under.

During 2004, the Board of Directors approved stock option awards for an aggregate of 483,994 shares under the 1999 Stock Option Plan. These [incentive][non-qualified] stock option awards were awarded to 20 of our current employees and directors and have exercise prices equal to the fair market value of our common stock on the date of the grant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in September 1998 as a limited liability company and reorganized into a Georgia corporation in February 1999. The Company is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for healthcare-related products and services from networks of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans that provide primary health insurance, but do not provide insurance coverage for certain healthcare-related services and products. The Company began sales of its membership cards in November 1999. The Company has financed its operations to date through the sale of its securities and a line of credit obtained in May 2000 and in July 2004. See “Liquidity and Capital Resources.”

Results of Operations

Year	Ended September 30, 2004 Compared to Year Ended September 30, 2003

Net revenues for the company decreased $453,136 to $3,947,344 for the year ending September 30, 2004 from $4,400,480 for the same prior year period. The net decrease of $453,136 was attributable to: (a) an increase of revenue of $740,518 resulting from the Melaleuca contract signed in August of 2003, an Advance PCS contract signed in August of 2003 and three dental program contracts signed during the year ended 2004; (b) a decrease of revenue of $1,193,654 primarily related to a decline in membership cards related to the CVS contract and the termination of the Ascent contract in December of 2003.

Gross profit increased $857,048 to $2,595,130 for the year ended 2004 from $1,738,082 for the same prior year. The increase in gross profit was primarily attributable to a reduction of network expense due to a change in three of the Company’s provider networks. The change in provider networks resulted in a decrease of network expense of $694,175 for the year ended September 30, 2004 and simultaneously increased the number of providers available to card members. In addition to a change in networks, there was also a decrease of implementation expense of $309,243 for the State Farm and Ascent contracts. For total contract implementation costs in excess of $5,000, the Company records that expense over the first twelve-month term of the contract. The first twelve-month term of the State Farm contract ended on June 30, 2003. The remaining change of $(146,370) in gross profit is related to a decrease in revenue from the CVS contract and an increase of other direct expenses related to the Melaleuca and the new dental program contracts that started in 2004.

Marketing and sales expenses decreased $1,042,533 to $336,378 for the year ending September 30, 2004 from $1,378,911 for the year ending September 30, 2003. The decrease is due to a reduction of royalty expense resulting from an amendment to the CVS Pharmacy, Inc. contract with an effective date of April 1, 2003.

General and administrative expenses increased $84,027 to $1,535,368 for the year ending September 30, 2004 from $1,451,341 in the prior year. The increase is primarily attributable to: (a) an increase of $122,391 in bad debt expense for allowance for doubtful accounts; (b) an increase in compensation and consulting expense of approximately $58,978 for additional personnel; (c) an increase in legal and accounting fees of $28,715; (d) a decrease of $126,057 in general office expense related to travel, rent, phone and other general expenses.

Other income decreased $112,750 for the year ending September 30, 2004 as a result of compensation received from CVS Pharmacy, Inc. for the year ended September 30, 2003, representing payment of expenses incurred by the Company in 2002 associated with a direct mail campaign related to the CVS contract. Interest expense decreased $7,877 for the year ending September 30, 2004 to $18,512 as a result of a lower average outstanding principal balance on the Company’s line of credit for October 2003 through July 2004.

The Company reported net income of $704,872 in 2004 compared to a net loss of $1,005,809 for the prior year. The increase in net income is principally a result of the decline in the Company’s network, fulfillment and royalty expenses as discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided cash of $399,901 for the year ended September 30, 2004 primarily as a result of the following: (a) net income of $704,872; (b) other adjustments to reconcile net income to net cash of $69,480 consisting of depreciation and stock issued in connection with employment services; (c) a decrease in prepaid expenses and other assets of $121,264 related to a change in the Company’s dental provider network; (d) a decrease in accounts receivable of $1,218,760 offset by a decrease in accounts payable of $1,293,216, primarily a result of the CVS contract; (e) a decrease in accrued wages and liabilities of $421,259 primarily attributable to a decrease in deferred revenue related to the CVS and State Farm contracts.

The Company’s net working capital increased $773,541 to $(1,479,347) during the 12 months ended September 30, 2004 from $(2,252,888) at September 30, 2003. The increase in working capital was attributable to the following: (a) an increase in cash of $208,017 partially due to the Company’s net income; (b) a decrease in accounts receivable of $1,218,760 primarily attributable to the CVS contract (c) a decrease in prepaid expenses and other assets of $111,015 related to a change in the Company’s dental provider network; (d) a decrease in accounts payable of $1,293,216 primarily related to the CVS contract; (e) a decrease in deferred revenue and other liabilities of $421,259 primarily attributable to the CVS and State Farm contracts; (f) a decrease in notes payable and capital lease obligations of $180,824 primarily attributable to the Company’s line of credit being paid in full in August 2004.

The Company’s investing activities during the year ended September 30, 2004 used cash of $10,886 for capital expenditures for computers and equipment for additional personnel and card fulfillment administration.

The Company’s financing activities during the year ended September 30, 2004 used cash of $180,998 consisting primarily of repayments of short-term debt of and capital lease obligations of $176,951 and $4,047 respectively.

The Company secured a new working capital facility on July 10, 2003 with Branch Banking And Trust Company. The agreement provides the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and board members of the Company. The Company granted certain officers and board members 400,000 stock options relating to 400,000 shares of Common Stock during the year ended September 30, 2004 for their personal guarantees. The credit agreement was renewed on July 20, 2004 with a new maturity date of July 20, 2005 and bears an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The Company has $650,000 available under its credit agreement as of September 30, 2004. The new working capital facility will continue to be used to provide on-going capital to fund the implementation of new contracts and general corporate operations. The Company’s credit agreement with SunTrust Bank in Atlanta, Georgia matured on July 31, 2003. The principal balance of $484,272, plus accrued interest, was repaid in full on August 13, 2003.

The Company’s achieved profitable operations for the year ended September 30, 2004. In addition to the line of credit availability of $650,000, the Company expects to be profitable for the fiscal year ending September 30, 2005. However, future profitability will depend upon numerous factors, including the success of its product offerings and competing market developments.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Reports of Independent Accountants

Balance Sheets as of September 30, 2004 and 2003

Statements of Operations for the years ended September 30, 2004 and 2003

Statements of Stockholders’ Equity for the years ended September 30, 2004 and 2003

Statements of Cash Flows for the years ended September 30, 2004 and 2003

Notes to Financial Statements

Report of Independent Accountants

The Board of Directors and Stockholders

Alliance HealthCard, Inc.

We have audited the accompanying balance sheets of Alliance HealthCard, Inc. (a Georgia corporation) as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc., as of September 30, 2004 and 2003, and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Miller Ray & Houser LLP

Atlanta, Georgia

November 12, 2004

Alliance HealthCard, Inc.

Balance Sheets

	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$457,848	$249,831
Accounts receivable, net	289,866	1,508,626
Prepaid expenses and other current assets	43,757	154,772

Total current assets	791,471	1,913,229

Furniture and equipment, net	52,115	75,709
Other assets	—	10,249

Total assets	$843,586	$1,999,187

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$456,743	$1,749,959
Accrued salaries and benefits	231,464	248,239
Deferred revenue	1,427,293	1,837,532
Other accrued liabilities	155,115	149,360
Notes payable	—	176,951
Current portion of capital lease obligations	203	4,076

Total current liabilities	2,270,818	4,166,117

Capital lease obligations	—	174

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at September 30, 2004 and 4,474,263 shares issued and outstanding at September 30, 2003	2,323	2,273
Additional paid-in-capital	2,882,977	2,848,027
Accumulated deficit	(4,312,532)	(5,017,404)

Total stockholders’ equity (deficit)	(1,427,232)	(2,167,104)

Total liabilities and stockholders’ equity	$843,586	$1,999,187

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Statements of Operations

	Twelve Months Ending September 30,
	2004	2003
Net revenues	$3,947,344	$4,400,480
Direct costs	1,352,214	2,662,398

Gross profit	2,595,130	1,738,082

Marketing and sales expenses	336,378	1,378,911
General and administrative expenses	1,535,368	1,451,341

Operating income (loss)	723,384	(1,092,170)

Other income (expense):
Other	—	112,750
Interest expense	(18,512)	(26,389)

	(18,512)	86,361

Net income (loss) before income taxes	704,872	(1,005,809)

Income taxes
Net income (loss)	$704,872	$(1,005,809)

Per share data:
Basic income (loss)	$0.16	$(0.23)

Diluted income (loss)	$0.15	$(0.23)

Basic weighted average shares outstanding	4,478,373	4,454,460

Diluted weighted average shares outstanding	4,576,846	4,454,460

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2002	4,428,896	$2,227	$2,792,907	$(4,011,595)	$(1,216,461)
Stock options and warrants exercised	45,367	46	55,120	—	55,166
Net loss	—	—	—	(1,005,809)	(1,005,809)

Balance at September 30, 2003	4,474,263	2,273	2,848,027	(5,017,404)	(2,167,104)
Stock issued August 31, 2004	50,000	50	34,950	—	35,000
Net income	—	—	—	704,872	704,872

Balance at September 30, 2004	4,524,263	$2,323	$2,882,977	$(4,312,532)	$(1,427,232)

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Statements of Cash Flows

	For The Year Ending September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$704,872	$(1,005,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,480	22,999
Stock issued in connection with employment services	35,000	—
Change in operating assets and liabilities:
Accounts receivable	1,218,760	(600,367)
Prepaid expenses and other assets	121,264	382,058
Accounts payable	(1,293,216)	444,731
Accrued wages	(16,775)	133,086
Other accrued expenses	(404,484)	190,366

Net cash provided by (used in) operating activities	399,901	(432,936)

Cash flows from investing activities
Purchase of equipment	(10,886)	(59,930)

Net cash used in investing activities	(10,886)	(59,930)

Cash flows from financing activities
Repayments of short-term debt	(176,951)	(477,221)
Sale of stock and other issuances	—	55,166
Borrowings (repayments) of lease obligations	(4,047)	(11,193)

Net cash used in financing activities	(180,998)	(433,248)

Net increase (decrease) in cash	208,017	(926,114)
Cash at beginning of period	249,831	1,175,945

Cash at end of period	$457,848	$249,831

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc.

Notes to Financial Statements

September 30, 2004 and 2003

1. Description of the Business

Alliance HealthCard was founded in September 1998 as a limited liability company and was reorganized as a Georgia corporation in February 1999. The Company is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Programs encompass services in more than 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing and patient advocacy. Alliance offers its programs to predominantly underserved markets, where individuals either have limited health benefits, or no insurance. These markets may vary widely, from senior populations with Medicare who have no prescription benefits to part-time employees and the uninsured looking for lower cost medical services and access to providers.

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

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation (which includes amortization of assets under capital leases) is computed on a straight-line basis based on management’s estimates of the useful lives of the assets (or the term of the related lease, if less), which ranges from three to five years.

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

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

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

Accounts Receivable

Accounts receivables are recorded net of an allowance for doubtful accounts established to provide for losses on un-collectible accounts based on management’s estimates and historical collection experience. The provision for doubtful accounts was $128,000 for the year ended September 30, 2004 and $3,000 for the year ended September 30, 2003. The bad debt expense was $125,000 and $2,609 for the years ended September 30, 2004 and 2003, respectively.

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

Implementation Expense Recognition

Contracts with insurance companies or other large companies often generate substantial implementation expense. For total contract implementation costs in excess of $5,000, the Company records that expense over the first twelve-month term of the contract. Costs less than $5,000 are expensed as incurred. If the contract provides for payments to offset implementation costs, the aggregate amount of such payments is also recognized over the first twelve-month term of the contract.

Advertising Expense

The Company’s advertising is non-direct and the costs are expensed as incurred. During the years ended September 30, 2004 and 2003, the Company incurred $11,194 and $0 of advertising expense, respectively.

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

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

2. Notes Payable

The Company secured a new working capital facility on July 10, 2003 with Branch Banking And Trust Company. The agreement provides the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and directors of the Company. The credit agreement was renewed on July 20, 2004 with a new maturity date of July 20, 2005 and bears an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The Company has $650,000 available under its credit agreement as of September 30, 2004. The working capital facility will continue to be used to provide on-going capital to fund the implementation of new contracts and general corporate operations.

On May 17, 2000 the Company had entered into a credit agreement with SunTrust Bank in Atlanta, Georgia. The agreement provided the Company with a $500,000 working capital facility secured by personal guaranties from certain officers and directors of the Company in exchange for common stock options and warrants. The credit agreement matured on July 31, 2003 at an interest rate of 5.25% per annum. The principal balance of $484,272, plus accrued interest, was repaid in full on August 13, 2003.

The Company executed a promissory note with a vendor on September 30, 2002 for $170,000. The promissory note, related to expenses incurred for a direct mail campaign for the CVS Pharmacy, Inc. contract, was payable in twelve monthly installments of $14,788 beginning on November 1, 2002 and concluding on October 1, 2003 at an interest rate of 8%. The promissory note was amended on March 31, 2003 and extended until December 31, 2003. The promissory note was paid in full in December of 2003.

3. Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2004 and 2003:

	September 30,
	2004	2003
Furniture	$12,023	$12,023
Equipment	107,644	96,758
Equipment under capital leases	18,865	18,865

	138,532	127,646
Less: accumulated depreciation and amortization	(86,417)	(51,937)

	$52,115	$75,709

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

4. Stockholders’ Equity

The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock, $.001 par value plus one Warrant to purchase one share of Common Stock at $1.50 per share. The Offering terminated on September 25, 2002. As of September 30, 2002, the Company had sold a total of 346,378 Units of its Common Stock at $4.50 per Unit for an aggregate amount of $1,558,703. As of September 30, 2003, the Company received $52,833 from the exercising of 35,222 Warrants related to this Offering Memorandum. The Company has recognized consulting expense of $35,000 and $0 for the years ended September 30, 2004 and 2003, respectively, paid to a vendor, other than an officer, in the form of Common Stock. The Company granted certain officers and board members options to purchase 100,000 shares of Common Stock at $0.74 and 300,000 shares of Common Stock at $0.68 per share in return for their personal guaranties on the Company’s line of credit for the years ended 2004 and 2003, respectively. (See “Liquidity and Capital Resources.”)

5. Stock Options

In conjunction with certain employment and consulting agreements, the Company granted stock options relating to 483,994 shares of Common Stock for the year ending September 30, 2004 and 149,500 shares of Common Stock for the year ending September 30, 2003. The Company granted certain board members stock options relating to 400,000 shares of Common Stock during the year ended September 30, 2004 related to the personal guarantees for the Company’s line of credit. The Company has reserved 1,300,000 shares of the Common Stock in connection with the stock option plan and 1,256,691 warrants related to the line of credit guarantee for Branch Banking And Trust Company and the Offering Memorandum dated December 15, 2000. The vesting schedules relating to these options granted range from immediate vesting to a three-year vesting period.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants for the years ending September 30, 2004 and September 30, 2003.

	September 30,
	2004	2003
Expected volatility	.1	.1
Dividend yield	0%	0%
Risk free interest rate	2.6%	1.3%
Expected lives	5 Years	5 Years

For purposes of fair value disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma net income and loss for the years ending September 30, 2004 and 2003, as determined using the fair value method of accounting of Statement 123, was $678,117 and ($1,097,149) respectively.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

5. Stock Options (Continued)

Information regarding the options is as follows:

	Weighted Average Exercise Price	Options Outstanding	Options Exercisable
Balance, September 30, 2002		1,272,400	1,138,360
Granted	1.04	149,500	—
Forfeited	.92	(19,000)	(13,500)
Became exercisable	.96	—	170,353

Balance, September 30, 2003		1,402,900	1,295,213
Granted	.72	483,994	400,000
Forfeited	1.14	(17,999)	(3,333)
Became exercisable	.90	—	91,020

Balance, September 30, 2004		1,868,895	1,782,900

The aggregate fair value of options granted for the year ending September 30, 2004 and September 30, 2003 was $267,169 and $226,735 respectively. The following table summarizes information about stock options outstanding at September 30, 2004.

	September 30,
	2004	2003
Range of exercise price	$0.23-$1.50	$0.23 -$1.50
Number outstanding	1,868,895	1,402,900
Weighted average remaining contractual life	7.3 Years	7.4 Years
Weighted average exercise price	$0.89	$0.96

During the year ending September 30, 2004, no options were exercised.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

6. Income Taxes

During the period ending September 30, 2004 the Company’s current income tax expense was approximately $171,000. There was no income tax expense or benefit recorded in the statements of operations for the period ending September 30, 2004 because the Company has adequate net operating loss carryforwards to offset any current period income tax expense that would have been recorded, therefore the net result would have been -0-.

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

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$1,064,569	$1,231,953
Other	(10,090)	(3,601)

Gross deferred tax asset	1,054,479	1,228,352
Less valuation allowance	(1,054,479)	(1,228,352)

Net deferred tax assets	$—	$—

Significant components of the provision for income taxes are as follows:

	September 30,
	2004	2003
Deferred
Federal	$896,307	$1,044,099
State	158,172	184,253

Total income tax benefit	1,054,479	1,228,352
Less valuation allowance	(1,054,479)	(1,228,352)

	$—	$—

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2019	$15,708
Expires 2020	825,874
Expires 2021	985,235
Expires 2023	902,846

$2,729,663

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

7. Related Party Transactions

The Company leases the space for its office in Norcross, Georgia under a lease that expires in April 2009. The lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The total space consists of approximately 6,900 square feet and NovaNet leases approximately 1,725 square feet of that space. The lease was executed on May 1, 2004 and terminates on April 30, 2009. The Company’s share of the minimum future rental payments due under the non-cancelable operating lease arrangement is as follows:

Year Ending September 30,	Amount
2005	$86,573
2006	96,626
2007	99,006
2008	101,482
2009	104,013
Thereafter	8,686

Total	$496,386

Prior to May 1, 2004, the Company subleased its office space from an affiliated company. The Company’s office consisted of approximately 5,800 square feet of space subleased from NovaNet, Inc. a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The Company expensed approximately $104,176 and $106,847 for the years ending September 30, 2004 and September 30, 2003 respectively. The sublease was executed on April 1, 2002 and terminated on April 30, 2004 at approximately $8,389 per month through June 2003 and increases to $8,922 per month for the period from July 2003 through April 2004. The sublease includes the use of reception, office furniture, copying and other office equipment. The Company has also paid deposits of $9,692 for this sublease to NovaNet. While the sublease was not negotiated at arms-length, the terms of the sublease include lease rental rates equal to those in the primary lease. The Company believes the terms of the sublease are comparable to what it would pay for such space on the open market.

Accounts receivable includes $8,568 and $16,514 from NovaNet, Inc. for expenses paid on their behalf for the years ended September 30, 2004 and 2003 respectively.

The Company paid approximately $269,394 and $281,488 for the years ending September 30, 2004 and September 30, 2003 respectively relating to printing and card member fulfillment services provided by two companies related indirectly through common ownership.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

8. Equipment Leases

The Company leases certain equipment under capital leases that expire in 2005. At September 30, 2004, minimum annual rental commitments under capital leases is as follows:

2005	$179

Total minimum lease payments	179
Less: amounts representing interest	5

Present value of net minimum lease payments	$174

Assets acquired under non-cancelable capital leases consist of computer equipment with an aggregate cost of $18,865 at September 30, 2004 and at September 30, 2003 and accumulated amortization of $18,865 and $16,891 at September 30, 2004 and September 30, 2003, respectively. Amortization of leased assets is included in depreciation expense.

9. Supplemental Cash Flows Information

The following information supplements the statements of cash flows:

	2004	2003
Cash paid for interest	$25,107	$23,644

10. Concentration of Credit Risk Arising

The Company uses financial institutions in which it maintains cash balances, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company’s uninsured cash balance totaled $332,518 and $145,320 at September 30, 2004 and 2003, respectively.

Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with one customer. Approximately $74,092 (26%) and $1,247,382 (89%) of total accounts receivable were due from one customer as of September 30, 2004 and 2003, respectively. Approximately $1,512,172 (38%) and $2,237,932 (52%) of total sales were generated from the same customer for the years ending September 30, 2004 and 2003, respectively. Another customer generated revenue of approximately $1,615,967 (41%) and $1,691,568 (39%) for the years ending September 30, 2004 and 2003, respectively.

Approximately $362,841 (79%) and $1,409,126 (84%) of the total accounts payable relate to the party from which more than 26% and 89% of the Company’s accounts receivable were due for the years ended September 30, 2004 and 2003, respectively.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

11. Defined Contribution Plan

The Company implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. The Company may decide to make a Non-elective Contribution to the Plan, although the Company is not required to do so. The Non-elective Contribution will be allocated to all employees eligible to participate in the Plan. The Non-elective Contributions are subject to a vesting schedule that takes six years of service to become 100% vested. All accounts are participant-directed accounts. The Company has not made any Non-elective Contributions for the year ended September 30, 2004.

12. Selected Quarterly Financial Data (Un-audited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenue	$1,011,165	$950,756	$962,737	$1,022,686
Gross profit	$574,222	$662,660	$666,175	$692,073
Net income	$125,688	$211,924	$255,691	$111,569
Diluted net income per share	$0.03	$0.05	$0.05	$0.02

2003
Revenue	$1,060,371	$1,040,232	$1,151,885	$1,147,992
Gross profit	$556,454	$395,997	$444,457	$341,174
Net income	$(236,800)	$(193,885)	$(258,844)	$(316,280)
Diluted net income per share	$(0.05)	$(0.04)	$(0.06)	$(0.08)

13. Legal Proceedings

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

The Company has not recorded the alleged expense of $486,269 on its financial statements for the years ended September 30, 2004 and 2003. In addition to not recording the alleged expense, the Company has not recorded the alleged fees and/or rebates due from Medco Health Systems, Inc. for approximately $1,500,000 on its financial statements for the years ended September 30, 2004 and 2003. The Company believes this case has a good likelihood of success, but cannot be determined with any certainty. The Defendant can still prevail under a motion for summary judgment or at trial.

Alliance HealthCard, Inc.

Notes to Financial Statements, Continued

14. Prior Period Adjustments

The Company recorded prior period adjustments consisting of the following items: (a) prior year revenue of $105,809 resulting from a retroactive amendment to the CVS Pharmacy contract with an effective date of April 1, 2003; (b) prior year royalty expense of $69,082 related to the termination of a provider network directly associated with the CVS contract. These adjustments resulted in a net increase in revenue of $36,727, increase in accounts receivable of $105,809, increase in accounts payable of $69,082 and a reduction in accumulated deficit of $36,727 for the year ended September 30, 2003.

15. Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring response to this item.

ITEM 8A. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The executive officers and directors of the Company, and their respective ages as of September 30, 2004, are as follows:

Name	Age	Position	Term
Robert D. Garces	55	Chairman of the Board of Directors and Chief Executive Officer	One Year
Thomas W. Kiser	41	Director and President	One Year
Robert R. Goodyear	57	Chief Operating Officer and Secretary/Treasurer	One Year
Rita W. McKeown	51	Chief Financial Officer	One Year
Howard C. Chandler, Jr. M.D.	43	Director	One Year
Larry G. Gerdes	55	Director	One Year
Richard M. Jackson	50	Director	One Year

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

SECTION 16 - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, Directors and greater than 10% stockholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors – excluding Howard Chandler, Jr., officers and greater than 10% stockholders were complied with during the year ended September 30, 2004.

A Form 4 report for Howard Chandler, Jr., filed on January 29, 2004 was not filed within the required time period required by Section 16(a) of the Securities Exchange Act of 1934. The transaction represented 18,000 shares of the Company’s common stock purchased on January 7, 2004 and January 23, 2004 that were not reported until January 29, 2004.

Due to the complexity of reporting obligations of directors and executive officers imposed by the federal securities laws, we anticipate implementing procedures to assist our directors and executive officers in meeting their disclosure obligations in the future.

Audit Committee Financial Expert

The entire Board of Directors performs the functions of the audit committee. The Company does not have an audit committee financial expert serving on the audit committee. The Company intends to create an Audit Committee and add a person to the Board of Directors and the Audit Committee that meets the qualifications required of an audit committee financial expert.

Code of Ethics

We have a code of ethics (the “Code”) that applies to members of our Board of Directors, our officers including our president (being our principal executive officer), and our chief financial officer (being our principal financial and accounting officer). The Code sets forth written standards that are designed to deter wrongdoing and to promote: honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and accountability for adherence to the Code.

A copy of the Code is attached to this Form 10-KSB as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
Name and Principle Position	Year	Salary $	Bonus $	Securities Underlying Options/SARs (#)
Robert Garces, Chairman & Chief Executive Officer	2004 2003 2002	133,339 97,855 71,537	37,500 35,000 —	80,000 50,000 60,000
Thomas Kiser, Director & President	2004 2003 2002	122,207 70,849 77,691	22,500 10,000 —	80,000 15,000 60,000
Robert Goodyear, Chief Operating Officer & Secretary/Treasurer	2004 2003 2002	105,614 88,000 100,000	22,500 25,000 —	— 25,000 —
Rita McKeown, Chief Financial Officer	2004 2003 2002	70,538 63,531 69,992	7,500 1,000 —	5,000 6,000 —

Options/SAR Grants in Last Fiscal Year

The following table sets forth information regarding individual grants of options and warrants to purchase Alliance HealthCard Common Stock during the twelve months ended September 30, 2004 to each of the Named Executive Officers. All stock option grants were made pursuant to the Alliance HealthCard, Inc. 1999 Stock Option Plan. The compensation committee of the Board of Directors approved all stock option grants during 2004.

Name	Number of Securities Underlying Options/SAR’s Granted (#) (1)	% of Total Options/SAR’s Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Share)	Expiration Date
Robert Garces (3)	60,000	12.4%	$0.68	September 8, 2014
Robert Garces (3)	20,000	4.1%	$0.74	September 8, 2014
Thomas Kiser (4)	60,000	12.4%	$0.68	September 8, 2014
Thomas Kiser (4)	20,000	4.1%	$0.74	September 8, 2014
Rita McKeown (5)	5,000	1.0%	$1.01	May 26, 2014

(1)	Stock options are granted with an exercise price equal to the fair market value of the Alliance HealthCard Common Stock on date of grant.
(2)	Alliance HealthCard granted options and warrants to purchase an aggregate of 483,994 shares to all directors, officers and employees in the twelve months ended September 30, 2004.
(3)	Mr. Garces was granted 80,000 options on September 8, 2004. These options are fully vested.
(4)	Mr. Kiser was granted 80,000 options on September 8, 2004. These options are fully vested.
(5)	Ms. McKeown was granted 5,000 options on May 26, 2004. These options vest over a three year period.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2004, certain information regarding the shares of the Company’s outstanding Common Stock beneficially owned by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company’s Common Stock and (ii) by each of the Company’s officers and directors. (1) The address for all persons listed below is: 3500 Parkway Lane, Suite 720, Norcross, Georgia 30092.

	Shares of Common Stock Beneficially Owned (1)	% of Ownership
Robert D. Garces (2)	1,095,800	22.2%
Thomas W. Kiser	1,020,050	20.8%
Robert R. Goodyear	193,000	4.1%
Rita W. McKeown	35,400	0.8%
Howard C. Chandler, Jr. (3)	704,600	15.1%
Larry G. Gerdes (4)	316,665	6.8%
Richard Jackson (5)	325,668	6.9%
All directors and officers as a group	3,691,183	61.1%

(1)	“Beneficially Owned” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 4,524,263 shares outstanding as of September 30, 2004 except for certain parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2004. The percentages for those parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2004, are based upon the sum of 4,544,263 shares plus the number of shares subject to presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2004, held by them as indicated in the following notes. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.
(2)	Includes 1,200 shares held by Mr. Garces’ minor children and 1,050 shares held by Mr. Garces’ spouse.
(3)	Includes 3,600 shares held by Mr. Chandler’s minor children and 192,000 shares held by Mr. Chandler’s spouse.
(4)	Includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.
(5)	Includes 116,668 shares held by Jackson Investment Group of which Mr. Jackson is a general partner.

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

1. Financial Statements

The Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed below are included in Item 7.

Reports of Independent Auditors.

Balance Sheets as of September 30, 2004 and 2003

Statements of Operations for the years ended September 30, 2004 and 2003

Statements of Stockholders’ Equity for the years ended September 30, 2004 and 2003

Statements of Cash Flows for the years ended September 30, 2004 and 2003

Notes to Financial Statements

Financial Statement Schedules are not required

(b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the year ended September 30, 2004.

(c)	Exhibits

Exhibit 10.1	– CVS Contract

Exhibit 10.2	– State Farm Contract

Exhibit 14.1	– Alliance HealthCard, Inc. Code of Business Conduct and Ethics Policy

Exhibit 31.1	– Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	– Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	– Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	– Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Miller Ray & Houser LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended September 30, 2004 and 2003 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years were $39,000 and $35,100, respectively. No person or firm other than Miller Ray & Houser LLP performed audit related services for the Company in either 2004 or 2003.

Tax Fees

The aggregate fees billed by Miller Ray & Houser LLP for professional services rendered in conjunction with federal, state and local income tax return preparation and signature in 2004 and 2003 were $1,500 and $1,400, respectively.

All Other Fees

There were no other fees billed by Miller Ray & Houser LLP for the years ended September 30, 2004 and 2003.

The Company has no audit committee. The Board of Directors pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.

December 22, 2004	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 22, 2004	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)