Form 10QSB
period 2004-12-31
ALLIANCE HEALTHCARD INC
filed 2005-02-14
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, $.001 par value	4,524,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Balance Sheets

	December 31, 2004	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$210,256	$457,848
Accounts receivable, net	259,052	289,866
Prepaid expenses and other current assets	68,840	43,757

Total current assets	538,148	791,471

Furniture and equipment, net	44,920	52,115
Other assets	—	—

Total assets	$583,068	$843,586

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$456,525	$456,743
Accrued salaries and benefits	147,445	231,464
Deferred revenue	1,088,891	1,427,293
Other accrued liabilities	142,470	155,115
Notes payable	—	—
Current portion of capital lease obligations	203	203

Total current liabilities	1,835,534	2,270,818

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at December 31, 2004 and September 30, 2004	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(4,137,766)	(4,312,532)

Total stockholders’ equity	(1,252,466)	(1,427,232)

Total liabilities and stockholders’ equity	$583,068	$843,586

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Operations

	Three Months Ending December 31,
	2004	2003
Net revenues	$898,747	1,011,165
Direct costs	314,097	436,943

Gross profit	584,650	574,222

Marketing and sales expenses	61,839	125,934
General and administrative expenses	348,045	315,756

Operating income (loss)	174,766	132,532

Other expense
Interest expense	—	(6,844)

	—	(6,844)

Net income (loss)	$174,766	$125,688

Per share data:
Basic income (loss)	$0.04	$0.03

Diluted income (loss)	$0.04	$0.03

Basic weighted average shares Outstanding	4,524,263	4,494,263

Diluted weighted average shares Outstanding	4,594,308	4,508,303

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Statements of Cash Flows

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net income	$174,766	$125,688
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,195	10,360
Change in operating assets and liabilities:
Accounts receivable	30,814	(148,832)
Prepaid expenses and other assets	(25,083)	121,300
Accounts payable	(218)	(97,162)
Accrued salaries and benefits	(84,019)	(33,669)
Deferred revenue and other accrued liabilities	(351,047)	(433,687)

Net cash used in operating activities	(247,592)	(456,002)

Cash flows from investing activities
Purchase of equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Borrowings from short-term debt	—	305,636
Sale of stock and other issuances	—	—
Repayments of capital lease obligations	—	(955)

Net cash used in financing activities	—	304,681

Net decrease in cash	(247,592)	(151,321)
Cash at beginning of period	457,848	249,831

Cash at end of period	$210,256	$98,510

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

(Unaudited)

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

2. Summary of Significant Accounting Policies

The accompanying financial statements are un-audited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The un-audited financial information furnished herein in the opinion of management reflects all adjustments, which are of a normal recurring nature, that are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2004. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and as such speak only as of the date made.

Results of Operations

Alliance HealthCard is not an insurance provider, but is a provider of an innovative membership organization that receives discounts for healthcare-related products and services from networks of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans that provide primary health insurance, but do not provide insurance coverage for certain healthcare-related services and products.

Three Months Ended December 31, 2004, Compared to Three Months Ended December 31, 2003

Net revenues for the Company decreased to $898,747 for the three months ended December 31, 2004 from $1,011,165 for the three months ended December 31, 2003. The decrease is primarily attributable to a decline of card revenue related to the CVS Pharmacy, Inc. contract for the quarter ended June 30, 2004. Although the CVS revenue continues to decline, AHC and CVS are pursuing other marketing alternatives for this program. Alliance is also implementing two new retail contracts that will begin contributing revenue in March of 2005.

Gross profit increased $10,428 to $584,650 for the three months ended December 31, 2004 from $574,222 for the same prior year period. The increase in gross profit is attributable to higher gross profit percentages for the dental and Rx rebate products.

Marketing and sales expenses decreased to $61,839 for the three months ended December 31, 2004, from $125,934 in the same prior year period. The decrease is due to a reduction of royalty expense resulting from an amendment to the CVS Pharmacy, Inc. contract finalized in December of 2003.

General and administrative expenses increased to $348,045 for the three months ended December 31, 2004 from $315,756 in the same prior year period. The increase is a result of two new employees in marketing and account management and an investor relations consulting engagement to increase the visibility in the market place. These increases were offset by a decrease in rent expense due to a new lease agreement signed in May of 2004.

Interest expense decreased $6,844 for the three months ended December 31, 2004 due to an outstanding balance of $0 for the quarter ended December 31, 2004.

The Company reported net income of $174,766 for the three months ended December 31, 2004 compared to $125,688 for the same prior year period. As discussed above, the increase of $49,078 is a result of an increase in gross profit and a decline in royalty expense for CVS, which was offset by a small increase in general and administrative expenses.

Liquidity and Capital Resources

The Company’s operations used cash of $247,592 for the three months ended December 31, 2004 as a result of the following: a) net income of $174,766; b) a decrease in other liabilities of $351,047 resulting from a decrease in deferred revenue related to the State Farm and CVS contracts whose membership fees may be paid on an annual basis which are recognized monthly over the applicable membership term; c) a decrease in accrued wages of $84,019 related to the repayment of accrued salaries in a prior year; and d) other decreases of $12,708.

The Company’s net working capital increased $181,961 to $(1,297,386) for the three months ended December 31, 2004 from $(1,479,347) at September 30, 2004. The increase in net working capital is attributable to the following: a) a decrease in current liabilities of $435,284 consisting of a decline in deferred revenue and other accrued expenses; b) a decline in cash of $247,592 discussed above; and c) a decline in accounts receivable and other assets of $5,731.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

Alliance HealthCard, Inc.

February 11, 2005	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 11, 2005	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)