Form 10QSB
period 2005-03-31
ALLIANCE HEALTHCARD INC
filed 2005-05-13
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-30099

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 3, 2005
Common Stock, $.001 par value	4,524,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	March 31, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$318,186	$457,848
Accounts receivable, net	182,342	289,866
Prepaid expenses and other current assets	76,956	43,757

Total current assets	577,484	791,471

Furniture and equipment, net	34,132	52,115
Other assets	39,637	—

Total assets	$651,253	$843,586

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$435,575	$456,743
Accrued salaries and benefits	121,970	231,464
Deferred revenue	1,013,245	1,427,293
Other accrued liabilities	189,457	155,115
Current portion of capital lease obligations	—	203

Total current liabilities	1,760,247	2,270,818

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 Shares authorized; 4,524,263 shares issued And outstanding at March 31, 2005 and September 30, 2004	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(3,994,294)	(4,312,532)

Total stockholders’ equity	(1,108,994)	(1,427,232)

Total liabilities and stockholders’ equity	$651,253	$843,586

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues	$876,940	$950,756	$1,775,687	$1,961,921
Direct costs	320,836	288,096	634,933	725,039

Gross Profit	556,104	662,660	1,140,754	1,236,882

Marketing and sales expenses	47,925	100,968	109,764	226,902
General and administrative expenses	364,707	343,999	712,752	659,755

Operating income	143,472	217,693	318,238	350,225
Other income (expense):
Interest, net	—	(5,769)	—	(12,613)

Net income	$143,472	$211,924	$318,238	$337,612

Per share data:
Basic	$0.03	$0.05	$0.07	$0.08

Diluted	$0.03	$0.05	$0.07	$0.07

Basic weighted average shares outstanding	4,524,263	4,494,263	4,524,263	4,494,263

Basic weighted diluted average shares outstanding	4,650,909	4,619,337	4,617,871	4,561,197

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$318,238	$337,612
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,984	20,718
Change in operating assets and liabilities:
Accounts receivable	107,524	(215,814)
Prepaid expenses and other assets	(33,199)	118,250
Other assets	(39,637)	—
Accounts payable	(21,168)	(154,008)
Accrued salaries and benefits	(109,495)	23,695
Deferred revenue and other accrued liabilities	(379,706)	(537,380)

Net cash used in operating activities	(139,459)	(406,927)

Cash flows from investing activities
Purchase of equipment	—	(1,698)

Net cash used in investing activities	—	(1,698)

Cash flows from financing activities
Borrowings from short-term debt	—	282,288
Repayments of capital lease obligations	(203)	(1,748)

Net cash (used in) provided by financing activities	(203)	280,540

Net decrease in cash	(139,662)	(128,085)
Cash at beginning of period	457,848	249,831

Cash at end of period	$318,186	$121,746

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

March 31, 2005 and 2004

(Unaudited)

1. Description of the Business

Alliance HealthCard was founded in September 1998 as a limited liability company and was reorganized as a Georgia corporation in February 1999. For Florida state compliance purposes, the Company established a wholly owned subsidiary, Alliance HealthCard of Florida, Inc. in February 2005. Alliance is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Programs encompass services in more than 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing and patient advocacy. These markets may vary widely, from senior populations with Medicare who have no prescription benefits to part-time employees and the uninsured looking for lower cost medical services and access to providers.

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

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Net revenues for the Company decreased to $876,940 for the three months ended March 31, 2005 from $950,756 for the three months ended March 31, 2004. The decrease is primarily attributable to a decline of revenue related to the State Farm contract due to a reduction of the annual fees for card renewals for their second and third year terms. Although State Farm’s revenue decreased, our dental card program’s revenue increased by 90% when compared to the same prior year quarter. The company is working closely with all of its clients to implement new marketing alternatives for their programs.

Gross profit decreased $106,556 to $556,104 for the three months ended March 31, 2005 from $662,660 for the same prior year period. The decrease in gross profit is attributable to the decline of card revenue for State Farm.

Marketing and sales expenses decreased to $47,925 for the three months ended March 31, 2005, from $100,968 in the same prior year period. The decrease is primarily a result of: a) a reduction of royalty expense for the CVS contract related to an amendment finalized in December of 2003; b) a decline in commission expense related to the expiration of an agreement that terminated on June 30, 2004; and c) a decline in salary expense due to a change in sales personnel.

General and administrative expenses increased to $364,707 for the three months ended March 31, 2005 from $343,999 in the same prior year period. The increase is primarily a result of the addition of two new employees in account management.

Interest expense decreased $5,769 for the three months ended March 31, 2005 due to an outstanding balance of $0 on the Company’s line of credit for the quarter ended March 31, 2005.

The Company reported net income of $143,472 for the three months ended March 31, 2005 compared to $211,924 for the same prior year period. As discussed above, the decrease of $68,452 is a result of the decline in revenue for the CVS and State Farm contracts.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Net revenues for the Company decreased $186,234 to $1,775,687 for the six months ended March 31, 2005. The decrease is primarily attributable to a decline of revenue related to the State Farm contract due to a reduction of the annual fees for card renewals for their second and third year terms. Although State Farm’s revenue decreased, our dental card program’s revenue increased to $156,735 from $39,845 for the prior year period. The company is working closely with all of its clients to implement new marketing alternatives for their programs.

Gross profit decreased $96,128 to $1,140,754 for the six months ended March 31, 2005 from $1,236,882 for the same six-month period in the prior year. The decrease in gross profit is primarily attributable to the decline of card revenue for State Farm.

Marketing and sales expenses decreased to $109,764 for the six months ended March 31, 2005 from $226,902 in the same prior year. The decrease is primarily a result of: a) a reduction of royalty expense for the CVS contract related to an amendment finalized in December of 2003; b) a decline in commission expense related to the expiration of an agreement that terminated on June 30, 2004; and c) a decline in salary expense due to a change in sales personnel.

General and administrative expenses increased to $712,752 for the six months ended March 31, 2005 from $659,755 in the same prior year period. The increase of $52,997 was attributable to the addition of two employees in account management.

Interest expense decreased $12,613 for the six months ended March 31, 2005 due to an outstanding balance of $0 on the Company’s line of credit.

The Company reported net income of $318,238 for the six months ended March 31, 2005 compared to $337,612 for the same prior year period. The decrease was primarily attributable to the decline in revenue and offset by a decrease in marketing and sales expenses as discussed above.

Liquidity and Capital Resources

The Company’s operations used cash of $139,459 for the six months ended March 31, 2005 as a result of the following: a) net income of $318,238; b) a decrease in other liabilities of $379,706 resulting from a decrease in deferred revenue related to the monthly revenue amortization exceeding the addition of new annual fees from the State Farm and CVS contracts; c) a decrease in accrued wages of $109,495 related to the repayment of accrued salaries in a prior year; and d) other net changes of $31,504.

The Company’s net working capital increased $296,584 to $(1,182,763) for the six months ended March 31, 2005 from $(1,479,347) at September 30, 2004. The increase in net working capital is attributable to the following: a) a decrease in current liabilities of $510,571 primarily attributable to a decline in deferred revenue and other accrued expenses; b) a decline in current assets of $213,987 consisting of a decline in cash of $139,662 as discussed above plus a decline in accounts receivable of $107,524 primarily related to CVS, State Farm and Melaleuca contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of March 31, 2005.

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

Alliance HealthCard, Inc.

May 11, 2005	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2005	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)