Form 10QSB
period 2005-06-30
ALLIANCE HEALTHCARD INC
filed 2005-08-10
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, $.001 par value	4,524,263

INDE X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	June 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$737,718	$457,848
Accounts receivable, net	262,922	289,866
Prepaid expenses and other current assets	61,694	43,757

Total current assets	1,062,334	791,471

Furniture and equipment, net	24,463	52,115
Other assets	39,637	—

Total assets	$1,126,434	$843,586

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$453,461	$456,743
Accrued salaries and benefits	152,472	231,464
Deferred revenue	1,255,290	1,427,293
Other accrued liabilities	158,726	155,115
Current portion of capital lease obligations	—	203

Total current liabilities	2,019,949	2,270,818

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at June 30, 2005 and September 30, 2004	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(3,778,815)	(4,312,532)

Total stockholders’ equity	(893,515)	(1,427,232)

Total liabilities and stockholders’ equity	$1,126,434	$843,586

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$899,365	$962,737	$2,675,052	$2,924,658
Direct costs	279,278	296,562	914,211	1,021,601

Gross Profit	620,087	666,175	1,760,841	1,903,057

Marketing and sales expenses	33,053	49,571	142,817	276,473
General and administrative expenses	371,761	355,228	1,084,513	1,014,983

Operating income	215,273	261,376	533,511	611,601
Other income (expense):
Interest, net	206	(5,685)	206	(18,298)

Net income	$215,479	$255,691	$533,717	$593,303

Per share data:
Basic	$0.05	$0.06	$0.12	$0.13

Diluted	$0.05	$0.05	$0.12	$0.13

Basic weighted average shares outstanding	4,524,263	4,494,263	4,524,263	4,494,263

Basic weighted diluted average shares outstanding	4,617,871	4,712,856	4,617,871	4,568,412

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$533,717	$593,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,772	31,076
Change in operating assets and liabilities:
Accounts receivable	26,944	(136,902)
Prepaid expenses and other assets	(17,937)	120,673
Other assets	(39,637)	—
Accounts payable	(3,282)	(150,425)
Accrued salaries and benefits	(78,992)	21,186
Deferred revenue and other accrued liabilities	(168,392)	(320,605)

Net cash provided by operating activities	281,193	158,306

Cash flows from investing activities
Purchase of equipment	(1,120)	(6,398)

Net cash used in investing activities	(1,120)	(6,398)

Cash flows from financing activities
Borrowings from short-term debt	—	388,249
Repayments of capital lease obligations	(203)	(2,938)

Net cash (used in) provided by financing activities	(203)	385,311

Net increase in cash	279,870	537,219
Cash at beginning of period	457,848	249,831

Cash at end of period	$737,718	$787,050

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

June 30, 2005 and 2004

(Unaudited)

1. Description of the Business

Alliance HealthCard was founded in September 1998 as a limited liability company and was reorganized as a Georgia corporation in February 1999. For Florida state compliance purposes, the Company established a wholly owned subsidiary, Alliance HealthCard of Florida, Inc. in February of 2005. Alliance is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Programs encompass services in more than 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing and patient advocacy. These markets may vary widely, from senior populations with Medicare who have no prescription benefits to part-time employees and the uninsured looking for lower cost medical services and access to providers.

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

3. Principles of Consolidation

The consolidated financial statements of Alliance HealthCard, Inc. and subsidiary (the “Company”) include the accounts of its wholly owned subsidiary: Alliance HealthCard of Florida, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Three	Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Net revenues for the Company decreased to $899,365 for the three months ended June 30, 2005 from $962,737 for the three months ended June 30, 2004. The decrease is attributable to a decline of revenue of $125,763 related to the CVS and State Farm contracts. The decline in revenue for CVS is a direct result of a decrease in membership cards. The revenue decline for State Farm is primarily due to a reduction of the annual fees for card renewals for their second and third year terms. Although these contracts incurred a decline in revenue, this decrease was offset by an increase of revenue of $62,391 from four of our other programs.

Gross profit decreased $46,088 to $620,087 for the three months ended June 30, 2005 from $666,175 for the same prior year period. The decrease in gross profit is primarily attributable to the decline of revenue for the CVS and State Farm contracts that was slightly offset by an increase in gross profit from the revenue increase in four of our other programs.

Marketing and sales expenses decreased to $33,053 for the three months ended June 30, 2005, from $49,571 in the same prior year period. The decrease is primarily attributable to a decline in commission expense of $13,936 resulting from a termination of an agreement, and an amendment to a second commission agreement.

General and administrative expenses increased to $371,761 for the three months ended June 30, 2005 from $355,228 in the same prior year period. The increase is primarily a result of the addition of three employees and an increase in compensation for existing employees.

Interest expense decreased $5,685 for the three months ended June 30, 2005. The Company repaid the line of credit in full at September 30, 2004 and has not utilized the credit line for the nine months ended June 30, 2005.

The Company reported net income of $215,479 for the three months ended June 30, 2005 compared to $255,691 for the same prior year period. As discussed above, the decrease of $40,212 is a result of the decline in revenue for the CVS and State Farm contracts.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Net revenues for the Company decreased $249,606 to $2,675,052 for the nine months ended June 30, 2005. The decrease is attributable to a decline of revenue of $467,404 related to the CVS and State Farm contracts. The decline in revenue for CVS is a direct result of a decrease in membership cards. The State Farm revenue decline is primarily due to a reduction of the annual fees for card renewals for their second and third year terms. The decline in revenue for the CVS and State Farm contracts, were offset by an increase in revenue of $217,798 consisting of an increase of $137,654 for our dental program and secondly, an increase of $80,144 related to our Melaleuca and Rx transaction program revenue.

Gross profit decreased $142,216 to $1,760,841 for the nine months ended June 30, 2005 from $1,903,057 for the same nine-month period in the prior year. The decrease in gross profit is primarily attributable to the decline of revenue for the CVS and State Farm contracts that was slightly offset by an increase in gross profit from the revenue increase for four of our other programs.

Marketing and sales expenses decreased by $133,656 to $142,817 for the nine months ended June 30, 2005 from $276,473 in the same prior year. The decrease is primarily a result of: a) a decline for royalty and commission expenses of $99,328 for the CVS contract related to an amendment finalized in December of 2003 and the expiration of a commission agreement that terminated on June 30, 2004; b) a decline of $15,433 in salary expense due to a change in sales personnel; c) a decline in travel expense of $11,546 and d) a decline in other expenses of $7,349.

General and administrative expenses increased to $1,084,513 for the nine months ended June 30, 2005 from $1,014,983 in the same prior year period. The increase is primarily a result of the addition of three employees and an increase in compensation for existing employees.

Interest expense decreased $18,298 for the nine months ended June 30, 2005. The Company repaid the line of credit in full at September 30, 2004 and has not utilized the credit line for the nine months ended June 30, 2005.

The Company reported net income of $533,717 for the nine months ended June 30, 2005 compared to $593,303 for the same prior year period. The decrease was primarily attributable to the decline in revenue and offset by a decrease in marketing and sales expenses as discussed above.

Liquidity and Capital Resources

The Company’s operations provided cash of $281,193 for the nine months ended June 30, 2005 as a result of the following: a) net income of $533,717; b) a decrease in other liabilities of $168,392 resulting from a decrease in deferred revenue related to the monthly revenue amortization exceeding the addition of new annual fees from the State Farm and CVS contracts; c) a decrease in accrued wages of $78,992 related to the payment of salaries accrued in the prior year; and d) other net changes of $5,140.

The Company’s net working capital increased $521,732 to $(957,615) for the nine months ended June 30, 2005 from $(1,479,347) at September 30, 2004. The increase in net working capital is attributable to the following: a) a decrease in current liabilities of $250,869 primarily attributable to a decline in deferred revenue and other accrued expenses; b) an increase in current assets of $270,863 that consisted of an increase in cash of $279,870, as discussed above, that was offset by other net changes of $9,007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of June 30, 2005.

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

On April 20, 2005, the following opinion and order was issued by the court for the Civil Action File No. 1:04-CV-98-TWT. “This is an action for breach of contract and fraud. It is before the Court on the Defendants’ Motion for Judgment by Default [Doc. 23], the Defendants’ Motion for Summary Judgment [Doc. 24], the Plaintiff’s Motion to Set Aside Default [Doc. 36], and the Plaintiff’s Motion for Partial Summary Judgment [Doc. 58]. For the reasons set forth below, the Court deems the Defendants’ Motion for Judgment by Default a Request for Entry of Default, which is GRANTED. However, the Court GRANTS the Plaintiff’s Motion to Set Aside Default. The Court GRANTS the Defendants’ Motion for Summary Judgment and DENIES the Plaintiff’s Motion for Partial Summary Judgment.” The Company’s attorney is currently in negotiation with the Defendants’ attorney in an effort to arrive at an acceptable settlement for both parties. It is not possible at this time to determine the outcome of the settlement or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurance that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

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

Alliance HealthCard, Inc.

August 10, 2005	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 10, 2005	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)