Form 10KSB
period 2005-09-30
ALLIANCE HEALTHCARD INC
filed 2005-12-29
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Registrant’s revenues for the fiscal year ended September 30, 2005 were $3,591,618.

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock on December 8, 2005 was $3,528,925.

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at December 8, 2005
Common Stock, $.001 par value	4,524,263

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

Platinum Card

For individuals who generally do not have an insurance plan, Alliance offers the Platinum Card product. This product includes all of the benefit categories of the Gold Card plus primary care physicians, specialists, hospitals and outpatient facilities. The Platinum Card targets those who have little or no insurance, or those who only have catastrophic coverage. The Platinum Card gives members access to all of the Gold Card services listed above, plus additional access to several thousand hospitals and over 300,000 physicians in specialties such as:

Family Practice	Internists	OB/GYN
Orthopedics	Pediatricians	Cardiology
Radiology	Ophthalmology	Urology
ENT	Neurology	Surgery

Alliance Dental Plans Card

This specialized plan offers dental and pharmacy benefits and provides access to either of two highly recognized networks in the dental industry: CIGNA and United Health/DBP. Discounts typically range from 10 to 75 percent.

NETWORKS AND SERVICES

Alliance HealthCard contracts with preferred provider organizations and other medical networks for access to their negotiated rates. The Company does not contract directly with any medical providers. Alliance will only select and utilize those networks that we believe can deliver savings to our members, while providing support for our program with the healthcare providers. Alliance offers its members 16 healthcare provider services nationwide. Provider services are typically discounted an average of 30% off retail or usual and customary charges with discounts ranging from 10% to 75%. Depending upon the membership level selected, cardholders can access up to 465,000 providers. The Company is a leader in providing one of the most varied and unique blends of healthcare savings programs in the industry. We pay each network utilized, a per member per month fee for use of the network. These fees range from $0.02 to $4.00 per member per month. The contracts guarantee access and discounts off the networks’ usual and customary fee schedules. Each network is only paid for those members authorized to utilize the network.

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

MEMBER SERVICES

The Company believes that providing high quality customer service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, the Company maintains a call center in Atlanta, Georgia. The Company’s service center is available to members and may be accessed via email or toll free numbers, Monday through Friday from 8:00 a.m. to 8:00 p.m. eastern time. In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. Alliance developed a proprietary computer database system that provides member service representatives immediate access to provider demographic data, and member information, including the components of each member program or plan and the details a member requires to properly utilize the program. All new member service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through its training programs, systems and software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company continues to work closely with its clients’ customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

INDUSTRY OVERVIEW

Alliance provides healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and uninsured. It is estimated that 43.6 million individuals, were without health insurance coverage in 2002, up from 14.6% in 2001, an increase of 2.4 million people Source: “U.S. Census Bureau Statistics” published by the U.S. Department of Commerce.]. The individual or family who benefits from membership in Alliance’s healthcare networks generally has a gap in healthcare benefits because of high cost or limited product availability. It has been estimated that 74.7 million people under the age of 65 were without health insurance for part or all of 2001 and 2002, approximately one in three Americans. [Source: “Going Without Health Insurance” published by the Robert Wood Johnson Foundation.] The market is not limited to self-paying healthcare consumers; it includes employers, insurers and other affinity groups that offer Alliance membership services. Some members purchase an Alliance product to gain access to a specific product or service not covered by a health plan. Examples of the products and services not covered by certain plans would be alternative medicine, dental services, vision care or prescription drugs.

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

HISTORY OF THE COMPANY

The Company was founded in September 1998 as a limited liability company and was reorganized as a Georgia corporation in February 1999. The Company is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Programs encompass services in more than 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing and patient advocacy. Alliance offers its programs to predominantly underserved markets, where individuals either have limited health benefits, or no insurance. These markets may vary widely, from senior populations with Medicare who have limited prescription benefits to part-time employees and the uninsured looking for lower cost medical services and access to providers.

On September 30, 1999, we completed the sale of 1,079,400 shares of our common stock at a purchase price of $0.83 per share for total proceeds before expenses of $899,500. These securities were issued pursuant to Rule 504 of Regulation D promulgated pursuant to the Securities Act.

After completing the private stock offering in September 1999, the Company registered its securities with the Securities and Exchange Commission on March 10, 2000, and received approval from the NASD on November 29, 2000, to begin trading its Common Stock under the trading symbol of ALHC on the Over The Counter Bulletin Board. The Company’s board of directors also approved a three for one stock split effective November 1, 2000.

The Company issued an Offering Memorandum on December 15, 2000, pursuant to the exemption set forth in Regulation D, Rule 506, for the sale of 333,333 Units of its securities at a price of $4.50 per Unit, with each Unit being comprised of three shares of Common Stock plus one Warrant to purchase one share of Common Stock at $1.50 per share. As of September 30, 2002, the Company had sold a total of 346,378 Units of its securities at $4.50 per Unit with aggregate proceeds equaling $1,558,703 from such sales. The Company issued 1,039,134 shares of Common Stock to 65 investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated thereunder.

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

The Company’s primary target markets consist of: 1) the Medicare population without supplemental coverage 2) individuals with limited benefit insurance plans, and 3) uninsured individuals. Each of these markets has unique characteristics and, therefore, require a specialized means of distribution. Alliance provides a wide degree of flexibility to its distribution partners in both product design and network services.

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

Our current affinity program designed for State Farm Insurance illustrates the role Alliance takes in filling a group’s unmet health-care need or focus. It provides State Farm policyholders that qualify for Medicare with Alliance’s ancillary health benefits such as prescription, dental and alternative medicine. Depending on the need of an organization, Alliance’s affinity program benefits could range from Platinum Card-level services to prescription only. Typically, commercial or government programs do not include ancillary benefits.

The Company’s private-label affinity model is also ideal for groups with high-deductible plans, in which benefit managers embed an Alliance program to ease members’ early, out-of-pocket expenses. Individuals that participate in high-deductible health care plans are eligible for tax-preferred Health Savings Accounts (HSA), a relatively new and increasingly popular benefit option. Because HSAs’ are portable, the combination of a high-deductible plan, HSA and Alliance HealthCard can mean life-long savings for consumers.

Direct Sales Model

The Gold and Platinum Cards are Alliance’s principal consumer-oriented products and are issued through the Company’s retail distribution model. Alliance’s commission-sharing arrangement with agents, brokers and employee benefit consultants enables them to market and distribute the cards to individual consumers through large employer groups, insurance brokers, and associations. Individual purchases of the cards outside the realm of commission programs represent a small percentage of the mix and currently result from word of mouth and recent direct mail campaigns.

In an industry that takes a “one size fits all” approach to program design, The Company believes it stands alone in its commitment to flexibility in product design, systems and operations for a range of distribution models. This accommodating and adaptable approach to meeting clients’ needs should contribute directly to the success of Alliance’s business strategy.

SALES AND MARKETING

Historically, Alliance has generated sales leads from health-care contacts linked to our executive officers, referrals from our board of directors, and the efforts of sales professionals. The Company currently employs two full-time sales professionals and retains a number of independent sales consultants, who are compensated solely on the basis of actual sales closed.

We continue to expand our marketing programs and visibility in the industry. Programs currently underway include targeted public relations, internet sales, direct mailings and industry meetings.

Physician-Issued Pharmacy Cards

During 2005, Alliance began offering physicians the opportunity to issue free pharmacy benefit cards to their uninsured patients who leave the office with a prescription. The initial target has been offices and clinics that only serve a largely Hispanic population. Alliance will earn rebate income from pharmacies visited by the new cardholders and have the opportunity to upgrade prescription cards to Gold or Platinum levels by calling an 800-number listed on the back of the card. A pilot program has begun in the Atlanta area and will expand to other high-density Hispanic populations thereafter.

Employer Benefits Programs

Alliance’s outbound sales call efforts have intensified on companies that have 500 or more employees and a significant workforce of non-benefit part-time employees. Alliance is targeting service industry companies with non-union workers primarily in the retail and food industry sectors. The Company is offering the Gold, Platinum, and Co-branded Card group programs, where membership fees that may be evenly split between the employer and individual and secured in part by payroll deduction. Revenues are generated by group membership payments and pharmacy rebate transactions.

CUSTOMERS

The Company executed six new contracts during the fiscal year ended September 30, 2005. In addition to the new contracts for 2005, contracts are still in force for the following customers: a) CVS Pharmacy, Inc., a major retail chain consisting of over 5,000 locations that are selling the cards at their pharmacy counters to certain individuals who lack pharmacy and other health benefits; b) State Farm Mutual Automobile Insurance Company’s whose Good Neighbor Advantage card gives its policyholders discounts on eight major services, and c) Melaleuca, Inc., an international manufacturer and marketer of unique home, health and personal care products, which sells a version of the Company’s Gold Card to their customers.

Two of our customers contributed 72% of the Company’s revenue for 2005. There is no certainty that any of the abovementioned contracts will not cancel after the initial term. There can be no assurances that the Company could replace these revenues when the agreements expire or if one or both are terminated prior to expiration. Accordingly, termination or expiration of these relationships would substantially reduce the Company’s revenues and profits, and, thus, have a material adverse effect on the Company’s business, financial performance and operations.

COMPETITION

There are several companies that compete with the Company. The Company’s principal competitors are New Benefits, Ltd. and CAREINGTON International Corporation. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

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

EMPLOYEES

As of November 30, 2005, the Company employed 18 individuals on a full-time basis. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company leases the space for its office in Norcross, Georgia under a lease that expires in October 2009. The lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The total space consists of approximately 8,712 square feet and NovaNet leases approximately 3,537 square feet of that space. The lease was executed on May 1, 2004, amended on December 16, 2004 with a revised termination date of October 31, 2009. The Company believes that it has adequate office space for its current operations.

ITEM 3. LEGAL PROCEEDINGS

On October 20, 2003, Medco Health Solutions, Inc. made a written demand for payment from Alliance HealthCard, Inc., in the amount of $486,269. The demand was based on allegations that Alliance was liable for these amounts based on an Integrated Prescription Drug Program Master Agreement dated July 1, 2000 (the “Agreement”). Thereafter, on November 19, 2003, Alliance filed a lawsuit against Medco Health Solutions, Inc. The lawsuit, styled “Alliance HealthCard, Inc. v. Medco Health Solutions, Inc.” was filed in the Superior Court of Gwinnett County, State of Georgia. The lawsuit alleged that Medco Health Solutions, Inc. had breached certain representations and warranties contained in that same contract and its addendums by failing to pay the Company the fees and/or rebates owed to the Company.

As of December 22, 2005, Alliance has entered into a Mutual Release and Settlement Agreement with Medco for a full settlement and release of all claims in exchange for a settlement payment to Medco of $200,000. The Mutual Release and Settlement Agreement has not yet been countersigned by Medco, but it is anticipated that they will and a final settlement and release of all claims related to this dispute will be obtained shortly. The Company has recorded other expense of $169,574 on its financial statements for the year ended September 30, 2005, to reflect this settlement payment. The remaining expense of $30,426 had been recorded in prior periods.

On December 14, 2005, Bankers Fidelity Life Insurance Company filed a demand for arbitration with Alliance HealthCard, Inc. The dispute is about the relative rights of the parties arising out of the Prescription Drug Card and Multi-Service Benefits Agreement entered into by Bankers Fidelity Life Insurance Company and Alliance HealthCard, Inc. It involves a determination of the responsibilities of Alliance HealthCard, Inc., as well as certain other contract rights between the parties hereto.

Bankers Fidelity Life Insurance Company seeks the following relief: (1) payment by Alliance HealthCard, Inc. for prescriptions purchased by an Rx Card Holder or a Basic Card Holder; (2) full and complete copies of the following Reports: Utilization Summary; Customer Inquiry Report, Cancellation Report, and Membership Information Report; and (3) damages for fraud. The dollar amount of the claim sought is $75,000. Other relief sought includes attorneys fees, interest and arbitration costs.

The Company intends to vigorously defend all claims made by Bankers Fidelity Life Insurance Company. The Demand for Arbitration is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted a definitive information statement to our shareholders on July 15, 2005, that notified our shareholders of record on July 1, 2005, that shareholders owning 2,270,033 shares of our common stock representing 50.2% of our outstanding Common Stock on July 1, 2005, have executed a written consent in lieu of an annual meeting approving:

1.	The election of 5 directors to serve on the Company’s board of directors for a one-year term; and

2.	Ratification of the appointment of Miller Ray Houser & Stewart LLP as the company’s independent auditors for the fiscal year ending September 30, 2005.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliance’s Common Stock began trading on the Over The Counter Bulletin Board in January 2001. As of November 29, 2005 there were 138 holders of record of Alliance Common Stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Alliance Common Stock as reported on the Over The Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2005
First Quarter ended December 31, 2004	$1.00	$0.40
Second Quarter ended March 31, 2005	$0.85	$0.72
Third Quarter ended June 30, 2005	$0.95	$0.50
Fourth Quarter ended September 30, 2005	$0.77	$0.50
Year ended September 30, 2004
First Quarter ended December 31, 2003	$0.52	$0.28
Second Quarter ended March 31, 2004	$1.35	$0.28
Third Quarter ended June 30, 2004	$1.30	$0.60
Fourth Quarter ended September 30, 2004	$1.24	$0.60

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

Results of Operations

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Net revenues for the company decreased $355,726 to $3,591,618 for the year ending September 30, 2005, from $3,947,344 for the same prior year period. The net decrease of $355,726 was attributable to: (a) an increase of revenue of $264,883 resulting from an increase of fees for our dental card program and an increase of members for the Melaleuca contract signed in August of 2003; (b) a decrease of revenue of $620,609 primarily related to a decline in membership cards for the CVS and State Farm contracts and a slight decrease of transaction fees for the Advance PCS contract, also signed in August of 2003.

Gross profit decreased $253,466 to $2,341,664 for the year ended 2005 from $2,595,130 for the same prior year. The decrease in gross profit was attributable to a decline in revenue for the CVS and State Farm contracts and a decrease in transaction fees from Advance PCS.

Marketing and sales expenses decreased $146,957 to $189,421 for the year ending September 30, 2005, from $336,378 for the year ending September 30, 2004. The decrease is a result of: a) a decline for royalty and commission expenses of $110,931 for the CVS contract related to an amendment finalized in December of 2003 and the expiration of a commission agreement that terminated on June 30, 2004; b) a decline of $10,338 in salary expense due to a change in sales personnel; c) a decline in travel expense of $12,793 and d) a decline in other expenses of $12,895.

General and administrative expenses decreased $138,868 to $1,396,500 for the year ending September 30, 2005 from $1,535,368 in the prior year. The decrease is primarily attributable to: (a) a decrease of $125,000 in bad debt expense for allowance for doubtful accounts; (b) an increase in compensation and consulting expense of approximately $16,162 for additional personnel; (c) a decrease of $30,030 in general office expense related to travel, rent, phone and other general expenses.

Other expenses increased $88,342 for the year ending September 30, 2005, as a result of the following: (a) other income of $75,000 related to bad debt recovery; (b) other expense of $169,574 for the Medco Health Solutions, Inc., settlement and an additional accrual of $17,712 for Bankers Fidelity (see Item 3 – Legal Proceedings); (c) a decrease of interest expense of $18,512 due to the repayment of the Company’s line of credit for 2004 and (d) interest income of $5,432. The Company has recorded other expense of $169,574 on its financial statements for the year ended September 30, 2005. The remaining expense of $30,426 had been recorded in prior periods.

The Company recognized a deferred tax benefit of $175,500 for the year ended September 30, 2005 as a result of the net operating loss carryforwards.

The Company reported net income of $824,389 in 2005 compared to $704,872 for the prior year. The increase in net income is attributable to: (a) a decrease in marketing and general administrative expense; (b) an increase in other expense for the Medco settlement and Bankers Fidelity reserve and (c) a deferred tax benefit of $175,500 for the year ended September 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided cash of $504,867 for the year ended September 30, 2005, primarily as a result of the following: (a) net income of $824,389; (b) other adjustments to reconcile net income to net cash of $31,057 for depreciation expense and a deferred tax asset of $175,500; (c) an increase in accounts receivable of $42,633 due to net changes in several customer account balances, an increase in other assets of $23,918 that consisted of a deposit of $35,000 placed with the State of Florida for compliance purposes for discount provider organizations and a decrease in prepaid expenses and other deposits of $11,082; (d) a decrease in accrued wages of $137,553 attributable to the payment of bonuses for the year ended September 30, 2004, and the repayment of deferred salaries initiated in 2003; (e) a decrease in deferred revenue of $167,315 attributable to the decline of deferred revenue for the CVS and State Farm contracts; (f) an increase in other accrued expenses of $234,815 related to the Medco settlement expense and Bankers Fidelity reserve and (g) a decrease in accounts payable of $38,475.

The Company’s net working capital increased $814,688 to $(664,659) during the 12 months ended September 30, 2005 from $(1,479,347) at September 30, 2004. The increase in working capital was attributable to the following: (a) an increase in cash of $503,543 attributable to the Company’s net income of $824,389; (b) an increase in deferred tax assets of $175,500 based on a reduction of the deferred tax asset valuation in the amount of $450,000; (c) a decrease in deferred revenue of $167,315 attributable to the CVS and State Farm contracts (d) a decrease in accrued wages of $137,553 due to the payment of bonuses for the year ended September 30, 2004 and the re-payment of deferred salaries for the year ended September 30, 2005; (e) an increase in other accrued expenses of $234,815 related to the Medco settlement and Bankers Fidelity reserve and (f) an increase in other assets of $26,914 and (g) a decrease in other liabilities of 38,678.

The Company’s investing activities during the year ended September 30, 2005, used cash of $1,121 for capital expenditures for computers and equipment for additional personnel and card fulfillment administration.

The Company’s financing activities during the year ended September 30, 2005, used cash of $203 consisting of repayments for capital lease obligations.

The Company secured a new working capital facility on July 10, 2003, with Branch Banking And Trust Company. The agreement provided the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and board members of the Company. The Company granted certain officers and board members 400,000 stock options relating to 400,000 shares of Common Stock during the year ended September 30, 2004 for their personal guarantees. The credit agreement was renewed on July 20, 2004 with a new maturity date of July 20, 2005 with an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The Company did not renew its line of credit for 2005.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Report of Independent Accountants

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Operations for the years ended September 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Accountants

The Board of Directors and Stockholders

Alliance HealthCard, Inc.

We have audited the accompanying consolidated balance sheets of Alliance HealthCard, Inc. (a Georgia corporation) and subsidiary as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. and subsidiary, as of September 30, 2005 and 2004, and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Miller Ray Houser & Stewart LLP

Atlanta, Georgia

November 11,2005

Alliance HealthCard, Inc. & Subsidiary

Consolidated Balance Sheets

	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$961,391	$457,848
Accounts receivable, net	332,499	289,866
Deferred tax asset	175,500	—
Prepaid expenses and other current assets	28,038	43,757

Total current assets	1,497,428	791,471

Furniture and equipment, net	22,179	52,115
Other assets	39,637	—

Total assets	$1,559,244	$843,586

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$418,268	$456,743
Accrued salaries and benefits	93,911	231,464
Deferred revenue	1,259,978	1,427,293
Other accrued liabilities	389,930	155,115
Current portion of capital lease obligations	—	203

Total current liabilities	2,162,087	2,270,818

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at September 30, 2005 and September 30, 2004	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(3,488,143)	(4,312,532)

Total stockholders’ equity (deficit)	(602,843)	(1,427,232)

Total liabilities and stockholders’ equity	$1,559,244	$843,586

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Consolidated Statements of Operations

	Twelve Months Ending September 30,
	2005	2004
Net revenues	$3,591,618	$3,947,344
Direct costs	1,249,954	1,352,214

Gross profit	2,341,664	2,595,130

Marketing and sales expenses	189,421	336,378
General and administrative expenses	1,396,500	1,535,368

Operating income (loss)	755,743	723,384

Other income (expense):
Other income	80,432	—
Other expense	(187,286)	(18,512)

	(106,854)	(18,512)

Net income before income taxes	648,889	704,872
Deferred tax benefit	175,500	—

Net income	$824,389	$704,872

Per share data:
Basic income	$0.18	$0.16

Diluted income	$0.18	$0.15

Basic weighted average shares Outstanding	4,524,263	4,478,373

Diluted weighted average shares Outstanding	4,638,692	4,576,846

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2003	4,474,263	$2,273	$2,848,027	$(5,017,404)	$(2,167,104)

Stock issued August 31, 2004	50,000	50	34,950	—	35,000

Net income	—	—	—	704,872	704,872

Balance at September 30, 2004	4,524,263	2,323	2,882,977	(4,312,532)	$(1,427,232)

Net income	—	—	—	824,389	824,389

Balance at September 30, 2005	4,524,263	$2,323	$2,882,977	$(3,488,143)	$(602,843)

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Consolidated Statements of Cash Flows

	For The Year Ending September 30,
	2005	2004
Cash flows from operating activities
Net income	$824,389	$704,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,057	34,480
Deferred tax asset	(175,500)	—
Stock issued in connection with employment services	—	35,000
Change in operating assets and liabilities:
Accounts receivable	(42,633)	1,218,760
Prepaid expenses and other assets	(23,918)	121,264
Accounts payable	(38,475)	(1,293,216)
Accrued wages	(137,553)	(16,775)
Other accrued expenses	67,500	(404,484)

Net cash provided by operating activities	504,867	399,901

Cash flows from investing activities
Purchase of equipment	(1,121)	(10,886)

Net cash used in investing activities	(1,121)	(10,886)

Cash flows from financing activities
Repayments of short-term debt	—	(176,951)
Repayments of lease obligations	(203)	(4,047)

Net cash used in financing activities	(203)	(180,998)

Net increase in cash	503,543	208,017
Cash at beginning of period	457,848	249,831

Cash at end of period	$961,391	$457,848

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alliance HealthCard of Florida, Inc. The subsidiary was formed to comply with the State of Florida regulations for discount health card organizations. All intercompany accounts and transactions have been eliminated in consolidation.

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

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

Accounts Receivable

Accounts receivables are recorded net of an allowance for doubtful accounts established to provide for losses on un-collectible accounts based on management’s estimates and historical collection experience. The provision for doubtful accounts was $34,876 for the year ended September 30, 2005 and $128,000 for the year ended September 30, 2004. The bad debt expense was $0 and $125,000 for the years ended September 30, 2005 and 2004, respectively.

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

Advertising Expense

The Company’s advertising is non-direct and the costs are expensed as incurred. During the years ended September 30, 2005 and 2004, the Company incurred $10,264 and $11,194 of advertising expense, respectively.

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

2. Notes Payable

The Company secured a working capital facility on July 10, 2003 with Branch Banking And Trust Company. The agreement provided the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and directors of the Company. The credit agreement was renewed on July 20, 2004 with a new maturity date of July 20, 2005 and bears an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The Company did not renew the credit agreement for an additional year.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

3. Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2005 and 2004:

	September 30,
	2005	2004
Furniture	$12,023	$12,023
Equipment	108,765	107,644
Equipment under capital leases	18,865	18,865

	139,653	138,532
Less: accumulated depreciation and amortization	(117,474)	(86,417)

	$22,179	$52,115

4. Stockholders’ Equity

The Company recognized consulting expense of $0 and $35,000 for the years ended September 30, 2005 and 2004, respectively, paid to a vendor, other than an officer, in the form of Common Stock. The Company granted certain officers and board members options to purchase 100,000 shares of Common Stock at $0.74 and 300,000 shares of Common Stock at $0.68 per share in return for their personal guaranties on the Company’s line of credit for the years ended 2004. (See “Liquidity and Capital Resources.”)

5. Stock Options

In conjunction with certain employment and consulting agreements, the Company granted stock options relating to 483,994 shares of Common Stock for the year ending September 30, 2004. The Company granted certain board members stock options relating to 400,000 shares of Common Stock during the year ended September 30, 2004 related to the personal guarantees for the Company’s line of credit. The Company has reserved 1,300,000 shares of the Common Stock in connection with the stock option plan and 1,256,691 warrants related to the line of credit guarantee for Branch Banking And Trust Company and the Offering Memorandum dated December 15, 2000. The vesting schedules relating to these options granted range from immediate vesting to a three-year vesting period.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants for the years ending September 30, 2005 and September 30, 2004.

	September 30,
	2005	2004
Expected volatility	.1	.1
Dividend yield	0%	0%
Risk free interest rate	4.3%	2.6%
Expected lives	5 Years	5 Years

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

5. Stock Options (Continued)

For purposes of fair value disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma net income and loss for the years ending September 30, 2005 and 2004, as determined using the fair value method of accounting of Statement 123, was $769,693 and $678,117 respectively.

Information regarding the options is as follows:

	Weighted Average Exercise Price	Options Outstanding	Options Exercisable
Balance, September 30, 2003		1,402,900	1,295,213
Granted	.72	483,994	400,000
Forfeited	1.14	(17,999)	(3,333)
Became exercisable	.90	—	91,020

Balance, September 30, 2004		1,868,895	1,782,900
Granted	.00	—	—
Forfeited	.88	(100,999)	(50,000)
Became exercisable	1.10	—	13,338

Balance, September 30, 2005		1,767,896	1,746,238

The aggregate fair value of options granted for the year ending September 30, 2004 was $267,169 respectively. The following table summarizes information about stock options outstanding at September 30, 2005.

	September 30,
	2005	2004
Range of exercise price	$0.23-$1.50	$0.23 - $1.50
Number outstanding	1,767,896	1,868,895
Weighted average remaining contractual life	6.2 Years	7.3 Years
Weighted average exercise price	$0.89	$0.89

During the year ending September 30, 2005, no options were exercised.

6. Income Taxes

There was no current income tax expense or benefit recorded in the statements of operations for the period ending September 30, 2005 because the Company has adequate net operating loss carryforwards to offset any current period income tax expense that would have been recorded, therefore the net result would have been $0.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

6. Income Taxes (Continued)

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods and the estimated future tax effects of carry-forwards. Deferred income taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company has established approximately an 80% valuation allowance for its net deferred tax assets based on a reduction of the deferred tax asset valuation based on the increased likelihood that the Company will have taxable income to utilize the net deferred asset in future years. The benefit created as a result of the reduction of the valuation allowance is $175,500.

Reconciliation of Tax Rates:	2005	2004
Federal	34%	34%
State	5%	5%
Net operating loss carryforwards	(8)%	0%
Valuation allowance	(31)%	(39)%

Effective tax rate	0%	0%

	September 30,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$890,648	$1,064,569
Other	(14,777)	(10,090)

Gross deferred tax asset	875,871	1,054,479
Less valuation allowance	(700,371)	(1,054,479)

Net deferred tax assets	$175,500	$—

Significant components of the provision for income taxes are as follows:

	September 30,
	2005	2004
Deferred
Federal	$744,490	$896,307
State	131,381	158,172

Total income tax benefit	875,871	1,054,479
Less valuation allowance	(700,371)	(1,054,479)

	$175,500	$—

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2020	381,492
Expires 2021	985,235
Expires 2023	902,846

$2,269,573

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

7. Related Party Transactions

The Company leases the space for its office in Norcross, Georgia under a lease that expires in October 2009. The lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The total space consists of approximately 8,712 square feet and NovaNet leases approximately 3,902 square feet of that space. The lease was executed on May 1, 2004, amended on December 16, 2004 with a revised termination date of October 31, 2009. The Company’s share of the minimum future rental payments due under the non-cancelable operating lease arrangement is as follows:

Year Ending September 30,	Amount
2006	91,257
2007	93,505
2008	95,843
2009	98,233
Thereafter	8,203

Total	$387,041

Prior to May 1, 2004, the Company subleased its office space from an affiliated company. The Company’s office consisted of approximately 5,800 square feet of space subleased from NovaNet, Inc. a company partially owned by Robert D. Garces, the Chairman of the Board of the Company. The Company expensed approximately $81,997 and $104,176 for the years ending September 30, 2005 and September 30, 2004 respectively. The sublease was executed on April 1, 2002 and terminated on April 30, 2004 at approximately $8,389 per month through June 2003 and increases to $8,922 per month for the period from July 2003 through April 2004. The sublease includes the use of reception, office furniture, copying and other office equipment. The Company has also paid deposits of $9,692 for this sublease to NovaNet. While the sublease was not negotiated at arms-length, the terms of the sublease include lease rental rates equal to those in the primary lease. The Company believes the terms of the sublease are comparable to what it would pay for such space on the open market.

Accounts receivable includes $5,813 and $8,568 from NovaNet, Inc. for expenses paid on their behalf for the years ended September 30, 2005 and 2004 respectively.

The Company paid approximately $98,605 and $269,394 for the years ending September 30, 2005 and September 30, 2004 respectively relating to printing and card member fulfillment services provided by one company related indirectly through common ownership.

8. Equipment Leases

The Company leased certain equipment under capital leases that expired in 2005. As of September 30, 2005 all capital leases had been paid in full.

Assets acquired under non-cancelable capital leases consist of computer equipment with an aggregate cost of $18,865 at September 30, 2005 and at September 30, 2004 and accumulated amortization of $18,865 at September 30, 2005 and September 30, 2004. Amortization of leased assets is included in depreciation expense.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

9. Supplemental Cash Flows Information

The following information supplements the statements of cash flows:

	2005	2004
Cash paid for interest	—	$25,107

10. Concentration of Credit Risk Arising

The Company uses financial institutions in which it maintains cash balances, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company’s uninsured cash balance totaled $654,405 and $332,518 at September 30, 2005 and 2004, respectively.

Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with one customer. Approximately $95,514 (29%) and $74,092 (26%) of total accounts receivable were due from one customer as of September 30, 2005 and 2004, respectively. Approximately $1,131,740 (32%) and $1,512,172 (38%) of total sales were generated from the same customer for the years ending September 30, 2005 and 2004, respectively. Another customer generated revenue of approximately $1,434,340 (40%) and $1,615,967 (41%) for the years ending September 30, 2005 and 2004, respectively.

Approximately $362,841 (87%) and $362,841 (79%) of the total accounts payable relate to the party from which more than 29% and 26% of the Company’s accounts receivable were due for the years ended September 30, 2005 and 2004, respectively.

11. Defined Contribution Plan

The Company implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. The Company may decide to make a Non-elective Contribution to the Plan, although the Company is not required to do so. The Non-elective Contribution will be allocated to all employees eligible to participate in the Plan. The Non-elective Contributions are subject to a vesting schedule that takes six years of service to become 100% vested. All accounts are participant-directed accounts. The Company has not made any Non-elective Contributions for the years ended September 30, 2005 and 2004.

12. Selected Quarterly Financial Data (Un-audited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$898,747	$876,940	$899,365	$916,566
Gross profit	$584,650	$556,104	$620,087	$580,823
Net income	$174,766	$143,472	$215,479	$290,672
Diluted net income per share	$0.04	$0.03	$0.05	$0.06

2004
Revenue	$1,011,165	$950,756	$962,737	$1,022,686
Gross profit	$574,222	$662,660	$666,175	$692,073
Net income	$125,688	$211,924	$255,691	$111,569
Diluted net income per share	$0.03	$0.05	$0.05	$0.02

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

13. Legal Proceedings

On October 20, 2003, Medco Health Solutions, Inc. made a written demand for payment from Alliance HealthCard, Inc., in the amount of $486,269. The demand was based on allegations that Alliance was liable for these amounts based on an Integrated Prescription Drug Program Master Agreement dated July 1, 2000 (the “Agreement”). Thereafter, on November 19, 2003, Alliance filed a lawsuit against Medco Health Solutions, Inc. The lawsuit, styled “Alliance HealthCard, Inc. v. Medco Health Solutions, Inc.” was filed in the Superior Court of Gwinnett County, State of Georgia. The lawsuit alleged that Medco Health Solutions, Inc. had breached certain representations and warranties contained in that same contract and its addendums by failing to pay the Company the fees and/or rebates owed to the Company.

As of December 22, 2005, Alliance has entered into a Mutual Release and Settlement Agreement with Medco for a full settlement and release of all claims in exchange for a settlement payment to Medco of $200,000. The Mutual Release and Settlement Agreement has not yet been countersigned by Medco, but it is anticipated that they will and a final settlement and release of all claims related to this dispute will be obtained shortly. The Company has recorded other expense of $169,574 on its financial statements for the year ended September 30, 2005, to reflect this settlement payment. The remaining expense of $30,426 had been recorded in prior periods.

On December 14, 2005, Bankers Fidelity Life Insurance Company filed a Demand For Arbitration with Alliance HealthCard, Inc. The dispute is about the relative rights of the parties arising out of the Prescription Drug Card and

Multi-Service Benefits Agreement entered into by Bankers Fidelity Life Insurance Company and Alliance HealthCard, Inc. It involves a determination of the responsibilities of Alliance HealthCard, Inc., as well as certain other contract rights between the parties hereto.

Bankers Fidelity Life Insurance Company seeks the following relief: (1) payment by Alliance HealthCard, Inc. for prescriptions purchased by an Rx Card Holder or a Basic Card Holder; (2) full and complete copies of the following Reports: Utilization Summary; Customer Inquiry Report, Cancellation Report, and Membership Information Report; and (3) damages for fraud. The dollar amount of the claim sought is $75,000. Other relief sought includes attorneys fees, interest and arbitration costs.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

13. Legal Proceedings (Continued)

The Company intends to vigorously defend all claims made by Bankers Fidelity Life Insurance Company. The Demand for Arbitration is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

14. Prior Period Adjustments

The Company recorded prior period adjustments for the year ended September 30, 2004, consisting of the following items: (a) prior year revenue of $105,809 resulting from a retroactive amendment to the CVS Pharmacy contract with an effective date of April 1, 2003; (b) prior year royalty expense of $69,082 related to the termination of a provider network directly associated with the CVS contract. These adjustments resulted in a net increase in revenue of $36,727, increase in accounts receivable of $105,809, increase in accounts payable of $69,082 and a reduction in accumulated deficit of $36,727 for the year ended September 30, 2003.

15. Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring response to this item.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The executive officers and directors of the Company, and their respective ages as of September 30, 2005, are as follows:

Name	Age	Position	Term
Robert D. Garces	56	Chairman of the Board of Directors and Chief Executive Officer	One Year
Thomas W. Kiser	42	Director and President	One Year
Robert R. Goodyear	58	Chief Operating Officer and Secretary/Treasurer	One Year
Rita W. McKeown	52	Chief Financial Officer	One Year
Howard C. Chandler, Jr. M.D.	44	Director	One Year
Larry G. Gerdes	56	Director	One Year
Richard L. Jackson	51	Director	One Year

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

Robert R. Goodyear, Chief Operating Officer and Secretary/Treasurer

Mr. Goodyear joined the Company in 1999 and has served as the chief operating officer since 1999. In 1997 and 1998, Mr. Goodyear served as president and chief executive officer of Lumen, a Marietta, Georgia healthcare consulting firm specializing in process re-design and re-engineering, management transformation and leadership development services. From 1991 through 1996, Mr. Goodyear was senior vice-president of the Marietta based healthcare division of First Data Corp. Mr. Goodyear has also held senior marketing and sales positions with other healthcare companies such as Inforum, Inc. in Nashville, Tennessee and HBO & Co. in Atlanta. From 1981 through 1986, he served as the chief executive officer of Community Memorial Hospital in Monmouth, Illinois and during four years prior thereto was the assistant administrator and chief financial officer of St. Joseph Medical Center in Ponca City, Oklahoma. Mr. Goodyear received his Bachelor of Science degree in business administration from the University of Arkansas in Fayetteville, Arkansas and received an MBA from the University of Evansville in Evansville, Indiana. Among other activities, Mr. Goodyear is a Fellow of the Healthcare Financial Management Association and a member of the American College of Healthcare Executives.

Rita W. McKeown, Chief Financial Officer

Ms. McKeown joined the Company in 2000 as the chief financial officer. From 1994 to 1999, Ms. McKeown served as director of finance of Transcend Services, Inc., an Atlanta Georgia healthcare company specializing in patient information management solutions for hospitals and other associated healthcare providers. From 1991 to 1994, Ms. McKeown served as director of accounting of Premier Anesthesia, Inc. From 1981 to 1991, Ms. McKeown held multiple senior accounting positions with HBO & Co in Atlanta. Ms. McKeown is a Certified Public Accountant and received her Bachelor of Business Administration from Kennesaw State University in Kennesaw, Georgia.

Howard C. Chandler, Jr. M.D., Director

Dr. Chandler has served as a Director of the Company since 1998. Dr. Chandler is a Board Certified practicing neurosurgeon and is the President and Chief Executive Officer of the Montana Neuroscience Institute, located in Missoula, Montana. He is also founder and Chairman of Interwest Health, LLC, a managed care organization that develops and maintains networks of physicians, hospitals and ancillary health services used by insurance companies and self-insured employers. He has been the program director of the Montana Neurosurgery Symposium since 1995. Dr. Chandler holds a Bachelor of Science degree in chemistry from the University of the South in Sewanee, Tennessee where he graduated cum laude. He completed medical school at Bowman Gray School of Medicine of Wake Forest University in Winston - Salem, North Carolina. Dr. Chandler holds licenses in the states of Montana and Florida. He is a member in good standing of the American Medical Association, Montana Medical Association and the Congress of Neurological Surgeons.

Larry G. Gerdes, Director

Mr. Gerdes has served as a Director of the Company since February 1, 2001. Mr. Gerdes has served as the President and Chief Executive Officer of Transcend Services, Inc. since May 1993. From 1991 to 1993, Mr. Gerdes was a private investor and from May 1992 until January 1995, Mr. Gerdes was the Chairman of the Board of Directors of the former

Transcend Services, Inc. For the five years prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, including Chief Financial Officer and Executive Vice President. Mr. Gerdes also serves as a Director of the Chicago Board of Trade.

Richard L. Jackson, Director

Mr. Jackson has served as a Director of the Company since 1998. Mr. Jackson is currently Chief Executive Officer and Chairman of the Board of Surgical Information Systems, which he founded in 1997. In 1992, Mr. Jackson co-founded Premier Ambulatory Surgery Center out of Pasadena, CA, which became the 3rd largest surgery center company in America and recently became a part of HealthSouth. In 1987, Mr. Jackson founded and served as chairman of the board of a hospital staffing firm that subsequently became Premier Anesthesia, one of the largest anesthesia contract management firms in the industry. In 1978, Mr. Jackson founded Jackson & Coker, a physician-recruiting firm.

Audit Committee Financial Expert

The entire Board of Directors performs the functions of the audit committee. The Company does not have an audit committee financial expert serving on the audit committee. The Company is in the process of creating an Audit Committee and is actively searching for a person to add to the Board of Directors and the Audit Committee that meets the qualifications required of an audit committee financial expert.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
Name and Principle Position	Year	Salary $	Bonus $	Securities Underlying Options/SARs (#)
Robert Garces, Chairman & Chief Executive Officer	2005 2004 2003	170,809 133,339 97,855	— 37,500 35,000	— 80,000 50,000

Thomas Kiser, Director & President	2005 2004 2003	147,517 122,207 70,849	— 22,500 10,000	— 80,000 15,000

Robert Goodyear, Chief Operating Officer & Secretary/Treasurer	2005 2004 2003	125,440 105,614 88,000	— 22,500 25,000	— — 25,000

Rita McKeown, Chief Financial Officer	2005 2004 2003	82,895 70,538 63,531	— 7,500 1,000	— 5,000 6,000

Options/SAR Grants in Last Fiscal Year

The Company did not grant any options or warrants to purchase Alliance HealthCard Common Stock during the twelve months ended September 30, 2005 to any of the Named Executive Officers.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2005, certain information regarding the shares of the Company’s outstanding Common Stock beneficially owned by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company’s Common Stock and (ii) by each of the Company’s officers and directors. (1) The address for all persons listed below is: 3500 Parkway Lane, Suite 720, Norcross, Georgia 30092.

	Shares of Common Stock Beneficially Owned (1)	% of Ownership
Robert D. Garces (2)	1,095,800	22.2%
Thomas W. Kiser	1,020,050	20.8%
Robert R. Goodyear	193,000	4.1%
Rita W. McKeown	37,067	0.8%
Howard C. Chandler, Jr. (3)	750,100	16.1%
Larry G. Gerdes (4)	316,665	6.8%
Richard Jackson (5)	325,668	6.9%
All directors and officers as a group	3,738,350	61.9%

(1)	“Beneficially Owned” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 4,524,263 shares outstanding as of September 30, 2005 except for certain parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2005. The percentages for those parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2005, are based upon the sum of 4,524,263 shares plus the number of shares subject to presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2005, held by them as indicated in the following notes. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.
(2)	Includes 1,200 shares held by Mr. Garces’ minor children and 1,050 shares held by Mr. Garces’ spouse.
(3)	Includes 3,600 shares held by Mr. Chandler’s minor children and 192,000 shares held by Mr. Chandler’s spouse.
(4)	Includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.
(5)	Includes 116,668 shares held by Jackson Investment Group of which Mr. Jackson is a general partner.

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

1. Financial Statements

The Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed below are included in Item 7.

Reports of Independent Auditors.

Balance Sheets as of September 30, 2005 and 2004

Statements of Operations for the years ended September 30, 2005 and 2004

Statements of Stockholders’ Equity for the years ended September 30, 2005 and 2004

Statements of Cash Flows for the years ended September 30, 2005 and 2004

Notes to Financial Statements

Financial Statement Schedules are not required

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on January 25, 2005.

(c)	Exhibits

Exhibit 14.1 –	Alliance HealthCard, Inc. Code of Business Conduct and Ethics Policy

Exhibit 31.1 –	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Miller Ray Houser & Stewart LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended September 30, 2005 and 2004 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years were $39,000 per year for 2005 and 2004. No person or firm other than Miller Ray Houser & Stewart LLP performed audit related services for the Company in either 2005 or 2004.

Tax Fees

The aggregate fees billed by Miller Ray Houser & Stewart LLP for professional services rendered in conjunction with federal, state and local income tax return preparation and signature in 2005 and 2004 were $1,500 per year.

All Other Fees

There were no other fees billed by Miller Ray Houser & Stewart LLP for the years ended September 30, 2005 and 2004.

The Company has no audit committee. The Board of Directors pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.

December 21, 2005		/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 21, 2005	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)