Form 10QSB
period 2005-12-31
ALLIANCE HEALTHCARD INC
filed 2006-02-13
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $.001 par value	4,524,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	December 31, 2005	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$705,865	$961,391
Accounts receivable, net	261,228	332,499
Deferred tax asset	175,500	175,500
Prepaid expenses and other current assets	29,937	28,038

Total current assets	1,172,530	1,497,428

Furniture and equipment, net	16,539	22,179
Other assets	39,637	39,637

Total assets	$1,228,706	$1,559,244

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$368,043	$418,268
Accrued salaries and benefits	81,756	93,911
Deferred revenue	954,530	1,259,978
Other accrued liabilities	210,246	389,930

Total current liabilities	1,614,575	2,162,087

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at December 31, 2005 and September 30, 2005	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(3,271,169)	(3,488,143)

Total stockholders’ equity	(385,869)	(602,843)

Total liabilities and stockholders’ equity	$1,228,706	$1,559,244

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ending December 31,
	2005	2004
Net revenues	$890,848	898,747
Direct costs	294,922	314,097

Gross profit	595,926	584,650

Marketing and sales expenses	62,660	61,839
General and administrative expenses	320,376	348,045

Operating income	212,890	174,766

Other income
Interest income	4,084	—

	4,084	—

Net income	$216,974	$174,766

Per share data:
Basic income	$0.05	$0.04

Diluted income	$0.05	$0.04

Basic weighted average shares
Outstanding	4,524,263	4,524,263

Diluted weighted average shares
Outstanding	4,731,576	4,594,308

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$216,974	$174,766
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,638	7,195
Change in operating assets and liabilities:
Accounts receivable	71,271	30,814
Prepaid expenses and other assets	(1,899)	(25,083)
Accounts payable	(50,225)	(218)
Accrued salaries and benefits	(12,154)	(84,019)
Deferred revenue and other accrued liabilities	(485,131)	(351,047)

Net cash used in operating activities	(255,526)	(247,592)

Net decrease in cash	(255,526)	(247,592)
Cash at beginning of period	961,391	457,848

Cash at end of period	$705,865	$210,256

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

December 31, 2005 and 2004

(Unaudited)

1. Description of the Business

Alliance HealthCard is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Programs encompass services in more than 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing and patient advocacy. Alliance offers its programs to predominantly underserved markets, where individuals either have limited health benefits, or no insurance. These markets may vary widely, from senior populations with Medicare who have no prescription benefits to part-time employees and the uninsured looking for lower cost medical services and access to providers.

2. Summary of Significant Accounting Policies

The accompanying financial statements are un-audited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The un-audited financial information furnished herein in the opinion of management reflects all adjustments, which are of a normal recurring nature, that are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2005. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

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

Three Months Ended December 31, 2005, Compared to Three Months Ended December 31, 2004

Net revenues for the Company slightly decreased to $890,848 for the three months ended December 31, 2005 from $898,747 for the three months ended December 31, 2004. The change is a result of an increase of $69,410 from the Melaleuca contract and prescription transaction fees. The increase in revenues was offset by a decrease of $77,309 for the CVS Pharmacy, State Farm and dental contracts due to a decline in memberships.

Gross profit increased $11,276 to $595,926 for the three months ended December 31, 2005 from $584,650 for the same prior year period. The increase in gross profit is attributable to higher gross profit percentage for the Melaleuca contract resulting from an amendment to the contract in October 2005.

Marketing and sales expenses remained constant with expenses at $62,660 for the three months ended December 31, 2005, and $61,839 for the same prior year period.

General and administrative expenses decreased to $320,376 for the three months ended December 31, 2005 from $348,045 in the same prior year period resulting from a decline in consulting expense from 2004 to 2005.

Interest income increased $4,084 for the three months ended December 31, 2005 due to interest earned on the excess cash balance for the quarter.

The Company reported net income of $216,974 for the three months ended December 31, 2005 compared to $174,766 for the same prior year period. As discussed above, the increase of $42,208 is a result of an increase in gross profit and the decline in general and administrative expenses.

Liquidity and Capital Resources – add depreciation

The Company’s operations used cash of $255,526 for the three months ended December 31, 2005 as a result of the following: a) net income of $216,974; b) a decrease in accounts receivable of $71,271 related to minor changes for the Melaleuca, State Farm and CVS contracts; c) a decrease in deferred revenue of $305,448 for the CVS Pharmacy and State Farm contracts due to a decline in memberships; d) a decline in other accrued liabilities of $179,684 primarily attributable to the settlement of the Medco Health Solutions law suit for $200,000 and an increase in other liabilities of 20,316; e) a decrease in accounts payable of $50,225 due to a decrease in fulfillment expense of $16,186 for the Melaleuca contract, a decrease in rent and telephone payables of $12,085 and other decreases of $21,954; f) a decrease in accrued wages of $12,154 related to the payment of deferred salaries for a prior year; and g) other net increases of $3,740.

The Company’s net working capital increased $222,614 to $(442,045) for the three months ended December 31, 2005 from $(664,659) at September 30, 2005. The increase in net working capital is attributable to the following: a) a decrease in current liabilities of $547,512 consisting of a decline in deferred revenue of $305,448 for the CVS Pharmacy and State Farm contracts, decline in other accrued liabilities of $179,684 attributable to the settlement of the Medco Health Solutions law suit for $200,000 offset by an increase in other liabilities of 20,316 and a decline in accounts payable and deferred salaries of $62,380 b) a decline in cash of $255,526 discussed above; and c) a decline in accounts receivable and other assets of $69,372.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of December 31, 2005.

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

Alliance HealthCard, Inc.

February 9, 2006	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 9, 2006	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)