Form 10KSB/A
period 2005-09-30
ALLIANCE HEALTHCARD INC
filed 2006-05-09
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

ON

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

ALLIANCE HEALTHCARD, INC.

FORM 10-KSB

This Amendment No. 1 on Form 10-KSB/A (the “Amendment”) amends the Annual Report on Form 10-KSB for the year ended September 30, 2005 and 2004 (the “Original Report”) of Alliance HealthCard, Inc. (the “Company”). The Original Report has been amended to reflect the proper disclosure of the following sections: a) Part III, Item 9A. Controls and Procedures; b) Item 13, Exhibits 14.1, 31.1, 31.2, 32.1, and 32.2.

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

Miller Ray Houser & Stewart LLP

Atlanta, Georgia

November 11, 2005

Alliance HealthCard, Inc. & Subsidiary

Consolidated Balance Sheets

	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$961,391	$457,848
Accounts receivable, net	332,499	289,866
Deferred tax asset	175,500	—
Prepaid expenses and other current assets	28,038	43,757

Total current assets	1,497,428	791,471
Furniture and equipment, net	22,179	52,115
Other assets	39,637	—

Total assets	$1,559,244	$843,586

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$418,268	$456,743
Accrued salaries and benefits	93,911	231,464
Deferred revenue	1,259,978	1,427,293
Other accrued liabilities	389,930	155,115
Current portion of capital lease obligations	—	203

Total current liabilities	2,162,087	2,270,818
Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at September 30, 2005 at September 30, 2004	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(3,488,143)	(4,312,532)

Total stockholders’ equity (deficit)	(602,843)	(1,427,232)

Total liabilities and stockholders’ equity	$1,559,244	$843,586

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

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

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

	2005	2004
Reconciliation of Tax Rates:
Federal	34%	34%
State	5%	5%
Net operating loss carryforwards	(8%)	0%
Valuation allowance	(31%)	(39%)

Effective tax rate	0%	0%

	September 30,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$890,648	$1,064,569
Other	(14,777)	(10,090)

Gross deferred tax asset	875,871	1,054,479
Less valuation allowance	(700,371)	(1,054,479)

Net deferred tax assets	$175,500	$—

Significant components of the provision for income taxes are as follows:

	September 30,
	2005	2004
Deferred
Federal	$744,490	$896,307
State	131,381	158,172

Total income tax benefit	875,871	1,054,479
Less valuation allowance	(700,371)	(1,054,479)

	$175,500	$—

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2020	381,492
Expires 2021	985,235
Expires 2023	902,846

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

A copy of the Code is attached to this Form 10-KSB as an exhibit.

ITEM 9A.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose. Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alliance HealthCard, Inc.

May 9, 2006		/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2006	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)