Form 10QSB
period 2006-03-31
ALLIANCE HEALTHCARD INC
filed 2006-05-12
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock, $.001 par value	4,524,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	March 31, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$675,461	$961,391
Accounts receivable, net	225,627	332,499
Deferred tax asset	175,500	175,500
Prepaid expenses and other current assets	33,885	28,038

Total current assets	1,110,473	1,497,428

Furniture and equipment, net	10,899	22,179
Other assets	39,637	39,637

Total assets	$1,161,009	$1,559,244

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$367,977	$418,268
Accrued salaries and benefits	48,174	93,911
Deferred revenue	853,239	1,259,978
Other accrued liabilities	173,321	389,930

Total current liabilities	1,442,711	2,162,087

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at March 31, 2006 and September 30, 2005	2,323	2,323
Additional paid-in-capital	2,886,754	2,882,977
Accumulated deficit	(3,170,779)	(3,488,143)

Total stockholders’ equity	(281,702)	(602,843)

Total liabilities and stockholders’ equity	$1,161,009	$1,559,244

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net revenues	$837,741	$876,940	$1,728,589	$1,775,687
Direct costs	311,057	320,836	605,979	634,933

Gross Profit	526,684	556,104	1,122,610	1,140,754

Marketing and sales expenses	67,067	47,925	129,727	109,764
General and administrative expenses	362,402	364,707	682,778	712,752

Operating income	97,215	143,472	310,105	318,238
Other income
Interest income	3,175	—	7,259	—

Net income	$100,390	$143,472	$317,364	$318,238

Per share data:
Basic	$0.02	$0.03	$0.07	$0.07

Diluted	$0.02	$0.03	$0.07	$0.07

Basic weighted average shares outstanding	4,524,263	4,524,263	4,524,263	4,524,263

Basic weighted diluted average shares outstanding	4,769,029	4,650,909	4,757,766	4,617,871

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$317,364	$318,238
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,279	17,984
Equity based compensation	3,777
Change in operating assets and liabilities:
Accounts receivable	106,872	107,524
Prepaid expenses and other assets	(5,847)	(33,199)
Other assets	—	(39,637)
Accounts payable	(50,291)	(21,168)
Accrued salaries and benefits	(45,736)	(109,495)
Deferred revenue and other accrued liabilities	(623,348)	(379,706)

Net cash used in operating activities	(285,930)	(139,459)

Cash flows from financing activities
Repayments of capital lease obligations	—	(203)

Net cash (used in) provided by financing activities	—	(203)

Net decrease in cash	(285,930)	(139,662)
Cash at beginning of period	961,391	457,848

Cash at end of period	$675,461	$318,186

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

March 31, 2006 and 2005

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

4. Stock Based Compensation

On January 1, 2006, we adopted, using a modified version of prospective application, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. SFAS 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Upon our adoption of SFAS 123(R), we began recording compensation cost related to stock options outstanding as of January 1, 2006 for which the service period related to the stock options had not been completed, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date and the expense is recognized over the period of service related to the options (typically the vesting period). The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants or warrants.

Prior to our adoption of SFAS 123(R), we accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board Statement 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all options outstanding as of the three-month period ended March 31, 2006: dividend yield of 0%; volatility of .1%; risk-free interest rate of 4.54%; expected forfeiture rate of 25%; weighted average exercise price of $0.89; and expected life of 5.0 years.

In the quarter ended March 31, 2006, we recognized equity-based compensation expense of approximately $3,777 related to the vesting of stock options. As of March 31, 2006, we had approximately $11,331 of future compensation expense that we expect to record in our statements of operations through 2006.

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

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Net revenues for the Company decreased to $837,741 for the three months ended March 31, 2006 from $876,940 for the three months ended March 31, 2005. The decrease is attributable to a reduction in card renewals for their second and third year terms for the CVS Pharmacy and State Farm contracts. Revenues slightly increased for the Melaleuca contract and prescription rebate fees.

Gross profit decreased $29,420 to $526,684 for the three months ended March 31, 2006 from $556,104 for the same prior year period. The decrease in gross profit is primarily attributable to the decline in revenue for the CVS Pharmacy and State Farm contracts.

Marketing and sales expenses increased to $67,067 for the three months ended March 31, 2006, from $47,925 in the same prior year period. The increase is attributable to the following items: a) an increase in commission expense of $9,300 related to additional prescription rebate revenue; b) an increase in marketing conference expenses of $9,258 relating to the development of a new sales campaign; and c) other small changes of $584.

General and administrative expenses decreased to $362,402 for the three months ended March 31, 2006 from $364,707 in the same prior year period. The decrease is attributable to immaterial changes in multiple expense categories.

Interest income increased $3,175 for the three months ended March 31, 2006 due to interest earned on the excess cash balance for the quarter.

The Company reported net income of $100,390 for the three months ended March 31, 2006 compared to $143,472 for the same prior year period. The decrease is a direct result of the decline in revenue related to the CVS & State Farm contracts.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Net revenues for the Company decreased $47,098 to $1,728,589 for the six months ended March 31, 2006. Revenues for the CVS Pharmacy, State Farm and dental resell contracts declined by $154,462 that resulted from a reduction in card renewals for their second and third year terms. Revenues increased by $107,364 for Melaleuca, prescription rebate fees and other small contracts.

Gross profit decreased $18,144 to $1,122,610 for the six months ended March 31, 2006 from $1,140,754 for the same six-month period in the prior year. The net decrease in gross profit is primarily attributable to the decline of card revenue for CVS and State Farm.

Marketing and sales expenses increased to $129,727 for the six months ended March 31, 2006 from $109,764 in the same prior year. The increase is a result of an increase in commission expense related to prescription rebate revenue and an increase in marketing conference expense for the six months ended March 31, 2006. The change is primarily attributable to an increase in commission expense of $17,545 related to the prescription rebate revenue. Other small changes account for the remaining increase of $2,418.

General and administrative expenses decreased to $682,778 for the six months ended March 31, 2006 from $712,752 in the same prior year period. The decrease of $29,974 was attributable primarily due to a decline in consulting expense for the six months ended March 31, 2006.

Interest income increased $7,259 for the six months ended March 31, 2006 due to interest earned on the excess cash balance for the six months ended March 31, 2006.

The Company reported net income of $317,364 for the six months ended March 31, 2006 compared to $318,238 for the same prior year period. Although revenue and gross profit declined, the Company reduced its general and administrative expense that offset the decline in revenue.

Liquidity and Capital Resources

The Company’s operations used cash of $285,930 for the six months ended March 31, 2006 as a result of the following: a) net income of $317,364; b) a decrease in deferred revenue of $406,739 for the CVS Pharmacy and State Farm contracts due to a decline in memberships; c) a decline in other accrued liabilities of $216,609 primarily attributable to the settlement of the Medco Health Solutions law suit for $200,000 and an increase in other liabilities of $16,609 and d) other net changes in assets and liabilities of $20,054.

The Company’s net working capital increased $332,421 to $(332,238) for the six months ended March 31, 2006 from $(664,659) at September 30, 2005. The increase in net working capital is attributable to the following decreases in current liabilities: a) deferred revenue of $406,739; b) accrued expenses of $216,609; c) accrued salaries of $45,737 related to the repayment of a prior year salary deferral and d) a decrease in accounts payable of $50,291 resulting from timing differences. The decrease in current liabilities was offset by: a) a decline in current assets of $386,955 consisting of a decline in cash of $285,930 as discussed above plus a decline in accounts receivable and other current assets of $101,025 primarily related to CVS, State Farm and Melaleuca contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of March 31, 2006.

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

Alliance HealthCard, Inc.

May 11, 2006	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2006	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)