Form 10QSB
period 2006-06-30
ALLIANCE HEALTHCARD INC
filed 2006-08-11
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 11, 2006
Common Stock, $.001 par value	4,524,263

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	June 30, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,066,498	$961,391
Accounts receivable, net	195,884	332,499
Deferred tax asset	175,500	175,500
Prepaid expenses and other current assets	48,591	28,038

Total current assets	1,486,473	1,497,428

Furniture and equipment, net	5,259	22,179
Other assets	39,637	39,637

Total assets	$1,531,369	$1,559,244

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$374,053	$418,268
Accrued salaries and benefits	94,573	93,911
Deferred revenue	1,078,302	1,259,978
Other accrued liabilities	207,139	389,930

Total current liabilities	1,754,067	2,162,087

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at June 30, 2006 and September 30, 2005	2,323	2,323
Additional paid-in-capital	2,890,531	2,882,977
Accumulated deficit	(3,115,552)	(3,488,143)

Total stockholders’ equity	(222,698)	(602,843)

Total liabilities and stockholders’ equity	$1,531,369	$1,559,244

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$803,067	$899,365	$2,531,656	$2,675,052
Direct costs	305,840	279,278	911,820	914,211

Gross Profit	497,227	620,087	1,619,836	1,760,841

Marketing and sales expenses	69,427	33,053	199,153	142,817
General and administrative expenses	373,973	371,761	1,056,751	1,084,513

Operating income	53,827	215,273	363,932	533,511
Other income
Interest income	1,400	206	8,659	206

Net income	$55,227	$215,479	$372,591	$533,717

Per share data:
Basic	$0.01	$0.05	$0.08	$0.12

Diluted	$0.01	$0.05	$0.08	$0.12

Basic weighted average shares outstanding	4,524,263	4,524,263	4,524,263	4,524,263

Basic weighted diluted average shares outstanding	4,628,196	4,617,871	4,694,772	4,617,871

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$372,591	$533,717
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,919	28,772
Equity based compensation	7,554	—
Change in operating assets and liabilities:
Accounts receivable	136,615	26,944
Prepaid expenses and other assets	(20,552)	(17,937)
Other assets	—	(39,637)
Accounts payable	(44,215)	(3,282)
Accrued salaries and benefits	662	(78,992)
Deferred revenue and other accrued liabilities	(364,467)	(168,392)

Net cash provided by operating activities	105,107	281,193

Cash flows from investing activities
Purchase of equipment	—	(1,120)

Net cash used in investing activities	—	(1,120)

Cash flows from financing activities
Repayments of capital lease obligations	—	(203)

Net cash (used in) financing activities	—	(203)

Net increase in cash	105,107	279,870
Cash at beginning of period	961,391	457,848

Cash at end of period	$1,066,498	$737,718

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

June 30, 2006 and 2005

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all options outstanding as of the three-month period ended June 30, 2006: dividend yield of 0%; volatility of .1%; risk-free interest rate of 4.54%; expected forfeiture rate of 25%; weighted average exercise price of $0.89; and expected life of 5.0 years.

In the quarter ended June 30, 2006, we recognized equity-based compensation expense of approximately $3,777 related to the vesting of stock options. As of June 30, 2006, we had approximately $7,554 of future compensation expense that we expect to record in our statements of operations through 2006.

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

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Net revenues for the Company decreased to $803,607 for the three months ended June 30, 2006 from $899,365 for the three months ended June 30, 2005. The decrease is primarily attributable to a decline in membership renewals for the CVS Pharmacy contract. Revenues slightly increased for the Melaleuca contract and prescription rebate fees.

Gross profit decreased $122,860 to $497,227 for the three months ended June 30, 2006 from $620,087 for the same prior year period. The decrease in gross profit is attributable to the decline in revenues of $96,298. There was also an increase in direct costs of $26,562 due to a one-time adjustment for the quarter ended June 30, 2005.

Marketing and sales expenses increased to $69,427 for the three months ended June 30, 2006, from $33,053 in the same prior year period. The increase is attributable to the following items: a) an increase in compensation expense of $19,748 resulting from an increase in sales personnel; b)$15,562 related to additional commission expense related to prescription rebate revenue; and c) other small changes of $1,064.

General and administrative expenses increased to $373,973 for the three months ended June 30, 2006 from $371,761 in the same prior year period. The decrease is attributable to immaterial changes in multiple expense categories.

Interest income increased $1,194 for the three months ended June 30, 2006 due to interest earned on the excess cash balance for the quarter.

The Company reported net income of $55,227 for the three months ended June 30, 2006 compared to $215,479 for the same prior year period. As discussed above, the increase is primarily attributable to the decline in revenues and the increase in sales and marketing expenses.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Net revenues for the Company decreased $143,396 to $2,531,656 for the nine months ended June 30, 2006. Revenues for the CVS Pharmacy, State Farm and dental products declined by $269,209 resulting from a decline in membership renewals. Revenues increased by $125,813 for Melaleuca, prescription rebate fees and other small contracts.

Gross profit decreased $141,005 to $1,619,836 for the nine months ended June 30, 2006 from $1,760,841 for the same nine-month period in the prior year. The net decrease in gross profit is a direct result of the decline in revenue discussed above.

Marketing and sales expenses increased to $199,153 for the nine months ended June 30, 2006 from $142,817 in the same prior year. The increase is a result of the following: a) an increase in compensation expense of $25,684 due to additional sales personnel; b) an increase in commission expense of $33,107 related to prescription rebate revenue; and c) other small changes account for the remaining decrease of $2,455.

General and administrative expenses decreased to $1,056,751 for the nine months ended June 30, 2006 from $1,084,513 in the same prior year period. The decrease of $27,762 was primarily attributable to a decline in compensation expense of $43,777 offset by an increase in consulting expense of $16,282. Other small changes account for the remaining decrease of $267.

Interest income increased to $8,659 for the nine months ended June 30, 2006 due to interest earned on the excess cash balance for the nine months ended June 30, 2006.

The Company reported net income of $372,591 for the nine months ended June 30, 2006 compared to $533,717 for the same prior year period. As discussed above, the decrease in net income is primarily attributable to the decline in revenue, slightly offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

The Company’s operations provided cash of $105,107 for the nine months ended June 30, 2006 as a result of the following: a) net income of $372,591; b) a decrease in deferred revenue of $181,676 primarily attributable to decline in membership renewals for the CVS Pharmacy contract; c) a decline in other accrued liabilities of $182,791 primarily attributable to the settlement of the Medco Health Solutions law suit for $200,000; d) a decrease in accounts receivable of $136,615 due to timing differences in multiple accounts and e) other net changes in assets and liabilities of $39,630.

The Company’s net working capital increased $397,065 to $(267,594) for the nine months ended June 30, 2006 from $(664,659) at September 30, 2005. The increase in net working capital is attributable to the following decreases in current liabilities: a) deferred revenue of $181,676; b) accrued expenses of $182,791; c) accounts payable of $44,215 resulting from timing differences and d) other small increases of $662. The decrease in current liabilities was offset by: a) a decline in current assets of $10,955 consisting of an increase in cash of $105,107 offset by a decrease in accounts receivable and other current assets of $116,063 primarily related to timing differences in multiple accounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of June 30, 2006.

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

Alliance HealthCard, Inc.

August 11, 2006	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 11, 2006	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)