Form 10KSB
period 2006-09-30
ALLIANCE HEALTHCARD INC
filed 2006-12-20
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Registrant’s revenues for the fiscal year ended September 30, 2006 were $3,320,824.

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock on November 27, 2006 was $2,488,345.

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 27, 2006
Common Stock, $.001 par value	4,524,263

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

PRODUCTS

Based on the target market, Alliance offers several different healthcare benefit card programs that provide benefits that range from prescription drug discounts to the physician benefit categories available through its Platinum Card program. The Company offers its Gold and Platinum Cards directly or co-brands them with its customers. It also offers its clients cards with custom-designed benefit packages.

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

Providers	150,000 professionals (Gold Card Members)
400,000 specialists and primary care physicians (Platinum Card Members)

Facilities	5,000 hospitals
75,000 ancillary facilities including, but not limited to, laboratories and radiology clinics

Dental, Orthodontics	60,000 CIGNA dentists

Vision	20,000 vision care professionals

Pharmacy	55,000 national and regional chain pharmacies – including CVS, Wal-Mart, Kroger among many others

Chiropractic & CAM	14,000 chiropractors, acupuncturist, massage therapists, health clubs

Behavioral Counseling	20,000 mental health-care professionals

24-Hour Nurse Line	24 hours, seven days a week

Physical Therapy	1,000 physical therapy and rehabilitation facilities

Diabetes Supplies	15 percent discount

Advocacy Programs	Senior advocacy for families of seniors that are investigating nursing homes, hospice facilities, retirement communities, counseling, and long-term care needs; and patient advocacy for financially burdened members.

Travel Assistance	Services ranging from physician referrals to medical evacuations worldwide.

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

INDUSTRY OVERVIEW

Alliance provides healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and uninsured. It is estimated that 46.6 million individuals, were without health insurance coverage in 2005. [Source: “U.S. Census Bureau Statistics” published by the U.S. Department of Commerce.]. The individual or family who benefits from membership in Alliance’s healthcare networks generally has a gap in healthcare benefits because of high cost or limited product availability. The market is not limited to self-paying healthcare consumers; it includes employers, insurers and other affinity groups that offer Alliance membership services. Some members purchase an Alliance product to gain access to a specific product or service not covered by a health plan. Examples of the products and services not covered by certain plans would be alternative medicine, dental services, vision care or prescription drugs.

MEMBERSHIP SERVICE PROGRAM INDUSTRY

Membership service programs offer selected products and services from a variety of vendors with the objective of enhancing the existing relationship between businesses and their customers. When designed, marketed, and managed effectively, membership service programs can be of significant value to:

•	Consumers, who become members of the program;

•	Vendors, through sales and marketing of their products and services; and

•	Wholesale clients, through which the program memberships are offered or sold in connection with other benefits or sales

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

CUSTOMERS

The Company executed two new contracts during the fiscal year ended September 30, 2006. In addition to the new contracts for 2006, contracts are still in force for the following customers: a) CVS Pharmacy, Inc., a major retail chain consisting of over 6,000 locations that are selling the cards at their pharmacy counters to certain individuals who lack pharmacy and other health benefits; b) State Farm Mutual Automobile Insurance Company’s whose Good Neighbor Advantage card gives its policyholders discounts on eight major services, and c) Melaleuca, Inc., an international manufacturer and marketer of unique home, health and personal care products, which sells a version of the Company’s Gold Card to their customers.

Two of our customers contributed 68% of the Company’s revenue for 2006. There is no certainty that any of the abovementioned contracts will not cancel after the initial term. There can be no assurances that the Company could replace these revenues when the agreements expire or if one or both are terminated prior to expiration. Accordingly, termination or expiration of these relationships would substantially reduce the Company’s revenues and profits, and, thus, have a material adverse effect on the Company’s business, financial performance and operations.

COMPETITION

There are several companies that compete with the Company. The Company’s principal competitors are New Benefits and CAREINGTON International Corporation. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

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

GOVERNMENT REGULATION

The Company does not sell or market insurance products, and, thus, believes that its business is not subject to material regulation under the insurance laws of the United States or any of the states in which it offers or plans to offer services. However, there are several states that now licensing laws and regulations for discount medical provider organizations (hereinafter referred to as “DMPO”). The regulations often differ materially among states and within individual states and are subject to amendment and reinterpretation by the agencies charged with their enforcement. There are approximately 13 states that require a license to operate as a DMPO. The Company has been approved as a licensed DMPO in 8 states and has 5 applications pending for the remaining states. As the Company becomes subject to additional licensing and regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. In addition, the use of the Internet in the marketing and distribution of the Company’s services is relatively new and presents issues, such as the limitations on an insurance regulator’s jurisdiction and whether Internet service providers, gateways or cybermalls are (a) engaged in the solicitation or sale of insurance policies or (b) otherwise transacting business requiring licensure under the laws of one or more states. Accordingly, the insurance laws and regulations and interpretations thereof are subject to uncertainty and change. The Company cannot be sure that a review of its current and proposed operations will not result in a determination that could materially and adversely affect its business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting the Company’s ability to conduct its business as now conducted or proposed to be conducted.

EMPLOYEES

As of November 28, 2006, the Company employed 17 individuals on a full-time basis. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.

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

As of December 22, 2005, Alliance has entered into a Mutual Release and Settlement Agreement with Medco for a full settlement and release of all claims in exchange for a settlement payment to Medco of $200,000. A payment of $200,000 was made on December 23, 2005. A final settlement and release of all claims related to this dispute was obtained on December 29, 2005. The Company has recorded other expense of $169,574 on its financial statements for the year ended September 30, 2005, to reflect this settlement payment. The remaining expense of $30,426 had been recorded in prior periods.

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

The Company intends to vigorously defend all claims made by Bankers Fidelity Life Insurance Company. The Demand for Arbitration is still in the discovery stage and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the year ended September 30, 2006.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliance’s Common Stock began trading on the Over The Counter Bulletin Board in January 2001. As of October 23, 2006 there were 135 holders of record of Alliance Common Stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Alliance Common Stock as reported on the Over The Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2006
First Quarter ended December 31, 2005	$1.01	$0.77
Second Quarter ended March 31, 2006	$1.01	$0.80
Third Quarter ended June 30, 2006	$0.85	$0.72
Fourth Quarter ended September 30, 2006	$0.85	$0.55
Year ended September 30, 2005
First Quarter ended December 31, 2004	$1.00	$0.40
Second Quarter ended March 31, 2005	$0.85	$0.72
Third Quarter ended June 30, 2005	$0.95	$0.50
Fourth Quarter ended September 30, 2005	$0.77	$0.50

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

Results of Operations

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Net revenues for the company decreased $270,794 to $3,320,824 for the year ending September 30, 2006, from $3,591,618 for the same prior year period. The change is primarily attributable to a decline of $393,581 related to a decline in membership cards for the CVS, State Farm and dental program contracts. This was slightly offset by an increase in the Rx transaction revenues of $122,787 due to the addition of two new pharmacy benefit manager contracts implemented in the quarter ended December 31, 2005.

Gross profit decreased $248,901 to $2,092,763 for the year ended 2006 from $2,341,664 for the same prior year. The decrease in gross profit was primarily attributable to a decline in revenue for the CVS, State Farm and dental program contracts.

Marketing and sales expenses increased $66,081 to $255,502 for the year ending September 30, 2006, from $189,421 for the year ending September 30, 2005. The increase is a result of: a) an increase for commission expense of $44,138 resulting from higher commission rates for two new broker agreements executed in 2006 b) an increase of $25,333 in salary expense due to a change in sales personnel; c) a decline in other expenses of $3,390.

General and administrative expenses decreased $57,679 to $1,338,821 for the year ending September 30, 2006 from $1,396,500 in the prior year. This is attributable to a decline in general office expenses related to phone, depreciation and other general expenses.

Other income (expense) decreased $121,602 for the year ending September 30, 2006, as a result of the following: (a) a decrease in other income of $75,000 related to bad debt recovery for the prior year; (b) a decline in other expense of $187,286 for the prior year for the Medco Health Solutions, Inc., settlement and pending litigation for Bankers Fidelity (see Item 3 – Legal Proceedings); and (c) an increase for interest income of $9,316 for the current year.

The Company recognized a deferred tax benefit of $83,500 for the year ended September 30, 2006 compared to $175,500 for the prior year as a result of the net operating loss carryforwards.

The Company reported net income of $596,688 in 2006 compared to $824,389 for the prior year. The decrease in net income is primarily attributable to the decline in revenues and the deferred tax benefit for the year ended September 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided cash of $142,916 for the year ended September 30, 2006, primarily as a result of the following: (a) net income of $596,688; (b) other adjustments to reconcile net income to net cash of $21,410 for depreciation expense, and an increase in a deferred tax asset of $83,500; (c) a decrease in accounts receivable of $81,366 due to net changes in several customer account balances; (d) a decrease in accrued wages of $35,394 attributable to the payment of bonuses for the year ended September 30, 2005, and the repayment of deferred salaries initiated in 2003; (e) a decrease in deferred revenue of $209,784 attributable to the decline of deferred revenue for the CVS and State Farm contracts; (f) a decrease in other liabilities of $206,763 primarily related to the Medco settlement finalized in December, 2005; (g) a decrease in accounts payable of $20,162, and (h) an increase in prepaid expenses of $945.

The Company’s net working capital increased $616,598 to $(48,061) during the 12 months ended September 30, 2006 from $(664,659) at September 30, 2005. The increase in working capital was attributable to the following: (a) an increase in cash of $141,416 attributable to the Company’s net income of $596,688; (b) an increase in deferred tax assets of $83,500 based on a reduction of the deferred tax asset valuation in the amount of $174,949; (c) an increase in other assets of $945; (d) a decrease in accounts receivable of $81,366; (e) a decrease in deferred revenue of $209,784 attributable to the CVS and State Farm contracts (f) a decrease in accrued wages of $35,394 due to the payment of bonuses for the year ended September 30, 2005 and the re-payment of deferred salaries for the year ended September 30, 2006; (g) a decrease in other accrued expenses of $206,763 related to the Medco settlement; and (h) a decrease in accounts payable of 20,162.

The Company’s investing activities during the year ended September 30, 2006, used cash of $1,500 for capital expenditures for computers and equipment for additional personnel and card fulfillment administration.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Report of Independent Accountants

Consolidated Balance Sheets as of September 30, 2006 and 2005

Consolidated Statements of Operations for the years ended September 30, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Alliance HealthCard, Inc.

We have audited the accompanying consolidated balance sheets of Alliance HealthCard, Inc. and subsidiary, as of September 30, 2006, and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. and subsidiary as of September 30, 2006, and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miller Ray Houser & Stewart LLP

Atlanta, Georgia

December 15, 2006

Alliance HealthCard, Inc. & Subsidiary

Consolidated Balance Sheets

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,102,807	$961,391
Accounts receivable, net	251,133	332,499
Deferred tax asset	259,000	175,500
Prepaid expenses and other current assets	28,983	28,038

Total current assets	1,641,923	1,497,428

Furniture and equipment, net	2,269	22,179
Other assets	39,637	39,637

Total assets	$1,683,829	$1,559,244

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$398,106	$418,268
Accrued salaries and benefits	58,517	93,911
Deferred revenue	1,050,194	1,259,978
Other accrued liabilities	183,167	389,930

Total current liabilities	1,689,984	2,162,087

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at September 30, 2006 at
September 30, 2005	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(2,891,455)	(3,488,143)

Total stockholders’ equity (deficit)	(6,155)	(602,843)

Total liabilities and stockholders’ equity	$1,683,829	$1,559,244

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Consolidated Statements of Operations

	Twelve Months Ending September 30,
	2006	2005
Net revenues	$3,320,824	$3,591,618
Direct costs	1,228,061	1,249,954

Gross profit	2,092,763	2,341,664

Marketing and sales expenses	255,502	189,421
General and administrative expenses	1,338,821	1,396,500

Operating income	498,440	755,743

Other income (expense):
Other income	14,748	80,432
Other expense	—	(187,286)

	14,748	(106,854)

Net income before income taxes	513,188	648,889
Deferred tax benefit	83,500	175,500

Net income	$596,688	$824,389

Per share data:
Basic income	$0.13	$0.18

Diluted income	$0.13	$0.18

Basic weighted average shares Outstanding	4,524,263	4,524,263

Diluted weighted average shares Outstanding	4,667,757	4,638,692

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2004	4,524,263	$2,323	$2,882,977	$(4,312,532)	$(1,427,232)
Net income	—	—	—	824,389	824,389

Balance at September 30, 2005	4,524,263	2,323	2,882,977	(3,488,143)	$(602,843)
Net income	—	—	—	596,688	596,688

Balance at September 30, 2006	4,524,263	$2,323	$2,897,724	$(2,891,455)	$(6,155)

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Consolidated Statements of Cash Flows

	For The Year Ending September 30,
	2006	2005
Cash flows from operating activities
Net income	$596,688	$824,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,410	31,057
Deferred tax benefit	(83,500)	(175,500)
Change in operating assets and liabilities:
Accounts receivable	81,366	(42,633)
Prepaid expenses and other assets	(945)	(23,918)
Accounts payable	(20,162)	(38,475)
Accrued salaries and benefits	(35,394)	(137,553)
Deferred revenue	(209,784)	(167,315)
Other accrued liabilities	(206,763)	234,815

Net cash provided by operating activities	142,916	504,867

Cash flows from investing activities
Purchase of equipment	(1,500)	(1,121)

Net cash used in investing activities	(1,500)	(1,121)

Cash flows from financing activities
Repayments of lease obligations	—	(203)

Net cash used in financing activities	—	(203)

Net increase in cash	141,416	503,543
Cash at beginning of period	961,391	457,848

Cash at end of period	$1,102,807	$961,391

See accompanying notes and report of independent accountants.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

1. Description of the Business

Alliance HealthCard was founded in September 1998 and is a national health-care savings organization that creates, markets, and distributes membership savings programs to predominantly underserved markets where individuals either have limited health benefits, or no insurance. Programs encompass services in more than 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing and patient advocacy. These markets may vary widely, from senior populations with Medicare to part-time employees and the uninsured looking for lower cost medical services and access to providers.

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

Accounts Receivable

Accounts receivables are recorded net of an allowance for doubtful accounts established to provide for losses on un-collectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $21,501 for the year ended September 30, 2006 and $34,876 for the year ended September 30, 2005. The bad debt expense was $0 for the years ended September 30, 2006 and 2005, respectively.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation (which includes amortization of assets under capital leases) is computed on a straight-line basis based on management’s estimates of the useful lives of the assets (or the term of the related lease, if less), which ranges from three to five years.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

Stock Options

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) published Statement of Financial Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), the Company measures stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. The Company grants stock-based compensation at the market price on the date of grant.

The provisions of SFAS 123R became generally accepted accounting principles on January 1, 2006. As permitted, prior to the effectiveness of SFAS 123R, the Company elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (see Note 5 below).

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes,” which requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.

Revenue Recognition

In general, members subscribe for renewable one-year memberships in the Company’s programs. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance on an annual basis are recognized monthly over the applicable twelve-month membership term.

Advertising Expense

The Company’s advertising is non-direct and the costs are expensed as incurred. During the years ended September 30, 2006 and 2005, the Company incurred $6,465 and $10,264 of advertising expense, respectively.

2. Notes Payable

The Company secured a working capital facility on July 10, 2003 with Branch Banking And Trust Company. The agreement provided the Company with a $650,000 working capital facility secured by personal guaranties from certain officers and directors of the Company. The credit agreement was renewed on July 20, 2004 with a new maturity date of July 20, 2005 and bears an interest rate of the bank’s prime rate plus 0.9% per annum to be adjusted daily. The Company did not renew the credit agreement in 2005.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

3. Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2006 and 2005:

	September 30,
	2006	2005
Furniture	$12,023	$12,023
Equipment	110,265	108,765
Equipment under capital leases	18,865	18,865

	141,153	139,653
Less: accumulated depreciation and amortization	(138,884)	(117,474)

	$2,269	$22,179

4. Stockholders’ Equity

The Company did not issue any stock options for the years ended September 30, 2006 and 2005.

5. Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and disclose the pro forma effects on net income had the fair value of these options been expensed.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. Expected volatilities are base on historical volatilities of the Company’s stock. The Company uses historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not provide for any expected dividends or discount for post-vesting restrictions in the model.

	September 30,
	2006	2005
Expected volatility	.1	.1
Dividend yield	0%	0%
Risk free interest rate	4.9%	4.3%
Expected lives	5 Years	5 Years

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

5. Stock Options (Continued)

Information regarding the options is as follows:

	Weighted Average Exercise Price	Options Outstanding	Options Exercisable
Balance, September 30, 2004		1,868,895	1,782,900
Granted	.00	—	—
Forfeited	.88	(100,999)	(50,000)
Became exercisable	1.10	—	13,338

Balance, September 30, 2005		1,767,896	1,746,238
Granted	.00	—	—
Forfeited	1.01	(1,000)	(334)
Became exercisable	1.10	—	12,996

Balance, September 30, 2006		1,766,896	1,758,900

There were not any options granted for the years ending September 30, 2006 and September 30, 2005. The following table summarizes information about stock options outstanding at September 30, 2006.

	September 30,
	2006	2005
Range of exercise price	$0.23-$1.50	$0.23 - $1.50
Number outstanding	1,766,896	1,767,896
Weighted average remaining contractual life	5.2 Years	6.2 Years
Weighted average exercise price	$0.89	$0.89

During the year ending September 30, 2006, no options were exercised.

For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but disclose the pro forma effects on net income had the fair value of these options been expensed. The Company’s pro forma net income for the years ending September 30, 2006 and 2005, as determined using APB Opinion No.25 was $567,197 and $769,693, respectively.

6. Income Taxes

There was no current income tax expense recorded in the statements of operations for the period ending September 30, 2006 because the Company has adequate net operating loss carryforwards to offset any current period income tax expense that would have been recorded, therefore the net result would have been $0.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

6. Income Taxes (Continued)

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods and the estimated future tax effects of carry-forwards. Deferred income taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company has established approximately an 67% valuation allowance for its net deferred tax assets based on the increased likelihood that the Company will have taxable income to utilize the net deferred asset in future years. The benefit created as a result of the reduction of the valuation allowance is $259,000.

	2006	2005
Reconciliation of Tax Rates:
Federal	34%	34%
State	5%	5%
Net operating loss carryforwards	(6)%	(8)%
Valuation allowance	(33)%	(31)%

Effective tax rate	0%	0%

	September 30,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$775,746	$890,648
Other	8,676	(14,777)

Gross deferred tax asset	784,422	875,871
Less valuation allowance	(525,422)	(700,371)

Net deferred tax assets	$259,000	$175,500

Significant components of the benefit for income taxes are as follows:

	September 30,
	2006	2005
Deferred
Federal	$72,800	$153,000
State	10,700	22,500

Total income tax benefit	$83,500	$175,500

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2020	100,696
Expires 2021	985,235
Expires 2023	902,846
Expires 2025	316

$1,989,093

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

Year Ending September 30,	Amount
2007	93,505
2008	95,843
2009	98,233
Thereafter	8,203

Total	$295,784

The Company’s rent expense was approximately $69,823 and $81,997 for the years ending September 30, 2006 and September 30, 2005 respectively.

Accounts receivable includes $5,206 and $5,813 from NovaNet, Inc. for expenses paid on their behalf for the years ended September 30, 2006 and 2005 respectively.

The Company paid approximately $9,674 and $98,605 for the years ending September 30, 2006 and September 30, 2005 respectively relating to printing and card member fulfillment services provided by one company related indirectly through common ownership.

8. Equipment Leases

The Company leased certain equipment under capital leases that expired in 2005. As of September 30, 2005 all capital leases had been paid in full. The Company did not enter into any new lease agreements for the year ended September 30, 2006.

Assets acquired under non-cancelable capital leases consist of computer equipment with an aggregate cost of $18,865 at September 30, 2005 and at September 30, 2004 and accumulated amortization of $18,865 at September 30, 2005 and September 30, 2004. Amortization of leased assets is included in depreciation expense.

9. Supplemental Cash Flows Information

The company did not incur any interest expense for the years ended September 30, 2006 and September 30, 2005.

10. Concentration of Credit Risk Arising

The Company uses financial institutions in which it maintains cash balances, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company’s uninsured cash balance totaled $760,285 and $654,405 at September 30, 2006 and 2005, respectively.

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

10. Concentration of Credit Risk Arising (Continued)

Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with two customers. Approximately $131,104 (60%) and $131,716 (46%) of total accounts receivable were due from two customers as of September 30, 2006 and 2005, respectively. Approximately $2,255,130 (68%) and $2,566,081 (71%) of total sales were generated from the same two customers for the years ending September 30, 2006 and 2005, respectively. Approximately $362,841 (91%) and $362,841 (87%) of the total accounts payable relate to the party from which more than 25% and 29% of the Company’s accounts receivable were due for the years ended September 30, 2006 and 2005, respectively.

11. Defined Contribution Plan

The Company implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. The Company may decide to make a Non-elective Contribution to the Plan, although the Company is not required to do so. The Non-elective Contribution will be allocated to all employees eligible to participate in the Plan. The Non-elective Contributions are subject to a vesting schedule that takes six years of service to become 100% vested. All accounts are participant-directed accounts. The Company has not made any Non-elective Contributions for the years ended September 30, 2006 and 2005.

12. Selected Quarterly Financial Data (Un-audited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Revenue	$890,848	$837,741	$803,067	$789,168
Gross profit	$595,926	$526,684	$497,227	$472,926
Net income	$216,974	$100,390	$55,227	$224,097
Diluted net income per share	$0.05	$0.02	$0.01	$0.05

2005
Revenue	$898,747	$876,940	$899,365	$916,566
Gross profit	$584,650	$556,104	$620,087	$580,823
Net income	$174,766	$143,472	$215,479	$290,672
Diluted net income per share	$0.04	$0.03	$0.05	$0.06

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

Alliance HealthCard, Inc. & Subsidiary

Notes to Consolidated Financial Statements, Continued

13. Legal Proceedings (Continued)

On December 22, 2005, Alliance entered into a Mutual Release and Settlement Agreement with Medco for a full settlement and release of all claims in exchange for a settlement payment to Medco of $200,000. A payment of $200,000 was made on December 23, 2005. A final settlement and release of all claims related to this dispute was obtained on December 29, 2005. The Company has recorded other expense of $169,574 on its financial statements for the year ended September 30, 2005, to reflect this settlement payment. The remaining expense of $30,426 had been recorded in prior periods.

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

The Company intends to vigorously defend all claims made by Bankers Fidelity Life Insurance Company. The Demand for Arbitration is in the discovery stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring response to this item.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The executive officers and directors of the Company, and their respective ages as of September 30, 2006, are as follows:

Name	Age	Position	Term
Robert D. Garces	57	Chairman of the Board of Directors and Chief Executive Officer	One Year
Thomas W. Kiser	43	Director and President	One Year
Rita W. McKeown	53	Chief Financial Officer, Secretary/Treasurer	One Year
Howard C. Chandler, Jr. M.D.	45	Director	One Year
Larry G. Gerdes	57	Director	One Year
Richard L. Jackson	52	Director	One Year

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

Rita W. McKeown, Chief Financial Officer, Secretary/Treasurer

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

ITEM 9A. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2006.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
Name and Principle Position	Year	Salary $	Bonus $	Securities Underlying Options/SARs (#)
Robert Garces, Chairman & Chief Executive Officer	2006	150,984	—	—
	2005	170,809	—	—
	2004	133,339	37,500	80,000
Thomas Kiser, Director & President	2006	129,899	—	—
	2005	147,517	—	—
	2004	122,207	22,500	80,000
Rita McKeown, Chief Financial Officer, Secretary/Treasurer	2006	83,900	—	—
	2005	82,895	—	—
	2004	70,538	7,500	5,000

Options/SAR Grants in Last Fiscal Year

The Company did not grant any options or warrants to purchase Alliance HealthCard Common Stock during the twelve months ended September 30, 2006 to any of the Named Executive Officers.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2006, certain information regarding the shares of the Company’s outstanding Common Stock beneficially owned by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company’s Common Stock and (ii) by each of the Company’s officers and directors. (1) The address for all persons listed below is: 3500 Parkway Lane, Suite 720, Norcross, Georgia 30092.

	Shares of Common Stock Beneficially Owned (1)	% of Ownership
Robert D. Garces (2)	1,094,600	22.2%
Thomas W. Kiser	1,020,050	20.8%
Rita W. McKeown	37,067	0.8%
Howard C. Chandler, Jr. (3)	750,100	16.1%
Larry G. Gerdes (4)	316,665	6.8%
Richard Jackson (5)	325,668	6.9%
All directors and officers as a group	3,544,150	60.5%

(1)	“Beneficially Owned” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 4,524,263 shares outstanding as of September 30, 2006 except for certain parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2006. The percentages for those parties who hold presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2006, are based upon the sum of 4,524,263 shares plus the number of shares subject to presently exercisable options to purchase Common Stock, which are exercisable within 60 days of September 30, 2006, held by them as indicated in the following notes. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.
(2)	Includes 1,050 shares held by Mr. Garces’ spouse.
(3)	Includes 3,600 shares held by Mr. Chandler’s minor children and 192,000 shares held by Mr. Chandler’s spouse.
(4)	Includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.
(5)	Includes 116,668 shares held by Jackson Investment Group of which Mr. Jackson is a general partner.

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

1. Financial Statements

The Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed below are included in Item 7.

Reports of Independent Auditors.

Balance Sheets as of September 30, 2006 and 2005

Statements of Operations for the years ended September 30, 2006 and 2005

Statements of Stockholders’ Equity for the years ended September 30, 2006 and 2005

Statements of Cash Flows for the years ended September 30, 2006 and 2005

Notes to Financial Statements

Financial Statement Schedules are not required

(b)	Reports on Form 8-K.

The Company did not file a report on Form 8-K for the year ended September 30, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Miller Ray Houser & Stewart LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended September 30, 2006 and 2005 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years were $42,000 and $39,000 for the years ended September 30, 2006 and 2005, respectively. No person or firm other than Miller Ray Houser & Stewart LLP performed audit related services for the Company in either 2006 or 2005.

Tax Fees

The aggregate fees billed by Miller Ray Houser & Stewart LLP for professional services rendered in conjunction with federal, state and local income tax return preparation and signature in 2006 and 2005 were $1,750 and $1,500 per year, respectively.

All Other Fees

There were no other fees billed by Miller Ray Houser & Stewart LLP for the years ended September 30, 2006 and 2005.

The Company has no audit committee. The Board of Directors pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.

December 15, 2006	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 15, 2006	By: /s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)