Form 10QSB
period 2006-12-31
ALLIANCE HEALTHCARD INC
filed 2007-02-12
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $.001 par value	4,524,263

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	December 31, 2006	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$961,988	$1,102,807
Accounts receivable, net	311,190	251,133
Deferred tax asset	259,000	259,000
Prepaid expenses and other current assets	41,896	28,983

Total current assets	1,574,074	1,641,923

Furniture and equipment, net	4,322	2,269
Other assets	39,637	39,637

Total assets	$1,618,033	$1,683,829

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$401,843	$398,106
Accrued salaries and benefits	71,601	58,517
Deferred revenue	844,672	1,050,194
Other accrued liabilities	172,404	183,167

Total current liabilities	1,490,520	1,689,984

Commitments

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 4,524,263 shares issued and outstanding at December 31, 2006 and September 30, 2006	2,323	2,323
Additional paid-in-capital	2,882,977	2,882,977
Accumulated deficit	(2,757,787)	(2,891,455)

Total stockholders’ equity	127,513	(6,155)

Total liabilities and stockholders’ equity	$1,618,033	$1,683,829

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ending December 31,
	2006	2005
Net revenues	$736,946	$890,848
Direct costs	275,528	294,922

Gross profit	461,418	595,926

Marketing and sales expenses	37,885	62,660
General and administrative expenses	296,657	320,376

Operating income	126,876	212,890

Other income
Interest income	6,792	4,084

	6,792	4,084

Net income	$133,668	$216,974

Per share data:
Basic income	$0.03	$0.05

Diluted income	$0.03	$0.05

Basic weighted average shares Outstanding	4,524,263	4,524,263

Diluted weighted average shares Outstanding	4,589,073	4,731,576

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$133,668	$216,974
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,053	5,638
Change in operating assets and liabilities:
Accounts receivable	(60,057)	71,271
Prepaid expenses and other assets	(12,913)	(1,899)
Accounts payable	3,737	(50,225)
Accrued salaries and benefits	13,084	(12,154)
Deferred revenue	(205,522)	(305,447)
Other accrued liabilities	(10,763)	(179,684)

Net cash used in operating activities	(137,713)	(255,526)

Cash flows from investing activities
Purchase of equipment	(3,106)	—

Net cash used in investing activities	(3,106)	—

Net decrease in cash	(140,819)	(255,526)
Cash at beginning of period	1,102,807	961,391

Cash at end of period	$961,988	$705,865

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

December 31, 2006 and 2005

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

2. Summary of Significant Accounting Policies

The accompanying financial statements are un-audited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The un-audited financial information furnished herein in the opinion of management reflects all adjustments, which are of a normal recurring nature, that are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

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

Results of Operations

Alliance HealthCard is a provider of an innovative membership organization that receives discounts for healthcare-related products and services from networks of providers. Alliance offers its programs to consumers who are underinsured, uninsured and to individuals who participate in employer sponsored health plans that provide primary health insurance, but do not provide insurance coverage for certain healthcare-related services and products.

Three Months Ended December 31, 2006, Compared to Three Months Ended December 31, 2005

Net revenues for the Company decreased by $153,902 to $736,946 for the three months ended December 31, 2006 from $890,848 for the three months ended December 31, 2005. The decrease is primarily attributable to the following: a) the CVS Pharmacy, Inc. contract incurred a decline in revenue of $97,027; b) a decline in Rx transaction revenues of $31,027; and c) four other existing contracts accounted for the remaining decrease of $25,838.

Gross profit decreased $134,508 to $461,418 for the three months ended December 31, 2006 from $595,926 for the same prior year period. The decrease in gross profit is attributable to the revenue decline for CVS and Rx transaction fees that was slightly offset by a small margin improvement related to rate changes in our existing dental contracts.

Marketing and sales expenses decreased $24,775 to $37,885 for the three months ended December 31, 2006, due to a decline in sales personnel in September of 2006.

General and administrative expenses decreased $23,719 to $296,657 for the three months ended December 31, 2006 from $320,376 in the same prior year period. The decrease was a result of a decline in salary and consulting expense of $29,382 attributable to a decline of three employees and offset by an increase of $5,663 for web site development and travel expenses.

Interest income increased $2,708 for the three months ended December 31, 2006 due to interest earned on the excess cash balance for the quarter.

The Company reported net income of $133,668 for the three months ended December 31, 2006 compared to $216,974 for the same prior year period. As discussed above, the decrease of $83,306 is a result of a decline in revenue for CVS Pharmacy and Rx transaction fees that was offset by a decline in marketing and administrative expenses.

Liquidity and Capital Resources

The Company’s operations used cash of $137,713 for the three months ended December 31, 2006 as a result of the following: a) net income of $133,668; b) an increase in accounts receivable of $60,057 related to the CVS Pharmacy and Melaleuca contracts; c) an increase in prepaid expenses of $12,913 due to normal operating activities; d) a decrease in deferred revenue of $205,522 for the State Farm and CVS Pharmacy contracts with State Farm accounting for a majority of the decrease; e) an increase in accrued salaries and benefits of $13,084; e) a decrease in other accrued liabilities of $10,763 that consisted of slight changes in multiple accruals; and f) other increases of $4,790.

The Company’s net working capital increased $131,615 to $83,554 for the three months ended December 31, 2006 from $(48,061) at September 30, 2006. The increase in net working capital is attributable to a decrease in current assets of $67,849 attributable to a decline in cash of $140,819, offset by an increase in accounts receivable and prepaid expenses of $60,057 and $12,913, respectfully. The decrease in current assets was offset by a decrease in current liabilities of $199,464 consisting of a decline in deferred revenue of $205,522 for the State Farm and CVS Pharmacy contracts and other net increases of $6,058 for accounts payable and other accrued liabilities.

Other Events

On December 26, 2006, Alliance HealthCard, Inc. (the “Registrant”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Registrant; AHC – Benefit Marketing Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of the Registrant (“Merger Sub”); BMS Holding Company, Inc., an Oklahoma corporation (“BMS”); the subsidiaries of BMS; and the stockholders of BMS (the “BMS Stockholders”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, BMS will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly-owned subsidiary of the Registrant (the “Merger”).

When the Merger becomes effective (the “Effective Time”) all the outstanding capital stock of BMS will be converted automatically into the right to receive 10 million shares of the Registrant’s Common Stock, $.001 par value per share (“Registrant Stock”) and promissory notes in the aggregate principal amount of $7,147,000 (the “Notes”). As a result of the Merger, the BMS stockholders (Susan Matthews, Brett Wimberley, and Danny C. Wright) will own 69% of Registrant’s outstanding Common Stock.

The Notes will bear interest at the rate of 1% per year payable quarterly. The principal amount of the Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. However, if the Registrant’s consolidated earnings before income taxes, depreciation, and amortization (“Adjusted Earnings”) for any of the fiscal years ending on September 30, 2007, 2008, or 2009 is less than $4.2 million, then the principal amount of the Notes will be reduced by the same percentage by which Adjusted Earnings for such fiscal year falls short of the $4.2 million amount. The reduced principal amount will be due in equal payments due on the remaining installment payment dates. Payment of the outstanding balance of the Notes may be accelerated if any payment due thereunder is not made within five days of the due date.

The Notes and the 10 million shares of Registrant Common Stock to be issued in the Merger will not be registered under the Securities Act of 1933 (the “Securities Act”) but instead will be issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The Merger Agreement provides that after the Effective Date, the Board of Directors of Registrant will consist of seven directors, four of whom shall be independent directors within the meaning of the Marketplace Rules of the NASDAQ Stock Market, Inc. BMS Stockholders Brett Wimberley and Danny C. Wright and one additional director designated by the BMS Stockholders will be elected to Registrant’s Board of Directors.

The Merger Agreement also requires that the Registrant enter into employment agreements with the BMS Stockholders and two employees of the Registrant in the forms attached as exhibits to the Merger Agreement.

The Registrant and BMS have made customary representations, warranties, and covenants in the Merger Agreement, including, among others, covenants to conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain kinds of transactions during such period. In addition, BMS, the BMS Stockholders, and the Registrant made certain additional customary covenants, including, among others, covenants not to solicit proposals relating to alternative business combination transactions or enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to a number of conditions set forth in the Merger Agreement, including a condition that BMS have specified minimum levels of cash and working capital at the Effective Time. The Merger Agreement contains certain termination rights for both the Registrant and BMS and further provides that, upon termination of the Merger Agreement under specified circumstances, the non-terminating party may be required to pay a $50,000 termination fee.

An Entry into a Material Definitive Agreement was filed on the Form 8k on December 26, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of December 31, 2006.

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

Exhibit 2.1 – Entry into a Material Definitive Agreement incorporated by reference filed on Form 8k on December 26, 2006.

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

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc

February 9, 2007	By:	/s/ Robert D. Garces
Robert D. Garces
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 9, 2007	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)