Form 10QSB
period 2007-03-31
ALLIANCE HEALTHCARD INC
filed 2007-05-15
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number     000-30099

Alliance HealthCard, Inc.

(Exact name of small business issuer as specified in its charter)

GEORGIA	58-2445301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Parkway Lane, Suite 720, Norcross, GA 30092

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (770) 734-9255

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity.

Class	Outstanding at May 14, 2007
Common Stock, $.001 par value	14,524,263

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$2,188,360	$1,940,178
Accounts receivable, net	2,512,923	1,563,451
Deferred tax asset	259,000	—
Prepaid expenses and other current assets	102,894	—

Total current assets	5,063,177	3,503,629
Notes receivable – related parties	11,070	293,445
Furniture and equipment, net	124,681	100,509
Goodwill	9,648,789	455,000
Intangibles, net	14,419	8,151
Other assets	49,637	1,200

Total assets	$14,991,773	$4,361,934

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,899,862	$1,882,923
Notes payable – related party	2,112,265	—
Accrued salaries and benefits	35,094	—
Deferred revenue	780,422	—
Accrued expenses	311,659	87,742
Claims liability	125,172	90,399
Line of credit	149,980	150,000

Total current liabilities	6,414,454	2,211,064

Long term debt – related party	4,554,152	—
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,524,263 shares issued and outstanding at March 31, 2007 and September 30, 2006	12,343	—
Additional paid-in-capital	2,407,782	—
Retained earnings	1,523,042	—
Members’ equity	—	2,150,870

Total stockholders’ equity	3,943,167	2,150,870

Total liabilities and stockholders’ equity	$14,911,773	$4,361,934

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net revenues	$4,137,161	$3,401,269	$7,792,611	$6,931,629
Direct costs	2,797,247	2,460,991	5,430,679	4,642,251

Gross Profit	1,339,914	940,278	2,361,932	2,289,378
Marketing and sales expenses	206,552	202,597	397,516	354,938
General and administrative expenses	422,184	289,577	1,058,081	547,874

Operating income	711,178	448,104	906,335	1,386,566
Other income
Interest income	12,781	14,404	32,156	26,516

Net income	$723,959	$462,508	$938,491	$1,413,082

Per share data:
Basic	$0.05	$0.03	$0.06	$0.10

Diluted	$0.05	$0.03	$0.06	$0.10

Basic weighted average shares outstanding	14,524,263	14,524,263	14,524,263	14,524,263

Basic weighted diluted average shares outstanding	15,151,157	14,769,029	14,823,919	14,769,029

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$938,491	$1,413,081
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(259,000)	—
Depreciation and amortization	29,495	21,590
Change in operating assets and liabilities:
Accounts receivable	(949,472)	(205,125)
Prepaid expenses and other assets	(102,894)	—
Notes receivable	282,375	(30,043)
Deposits and other assets	(48,437)	—
Accounts payable	1,016,939	221,636
Accrued salaries and benefits	35,094	—
Deferred revenue	780,422	—
Accrued liabilities	258,690	18,584

Net cash provided by operating activities	1,981,703	1,439,723

Cash flows from investing activities
Purchase of equipment	(58,218)	(9,420)
Purchase of business	—	(561,335)

Net cash used in investing activities	(58,218)	(570,755)

Cash flows from financing activities
Stock issued in connection with merger	(1,675,283)	—
Capital distributions	—	(179,844)
Repayments of short term debt	(20)	—

Net cash used in financing activities	(1,675,303)	(179,844)

Net increase in cash	248,182	689,124
Cash at beginning of period	1,940,178	1,106,418

Cash at end of period	$2,188,360	$1,795,542

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

1. Nature of the Business

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

On February 28, 2007, Alliance HealthCard, Inc. (the “Registrant”) consummated the merger by and among the Registrant; AHC—Benefit Marketing Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of the Registrant (“Merger Sub”); BMS Holding Company, Inc., an Oklahoma corporation (“BMS”); the subsidiaries of BMS; and the stockholders of BMS (the “BMS Stockholders”). The Registrant previously filed a copy of the Merger Agreement as an exhibit to its Current Report on Form 8-K dated January 3, 2007. In connection with the Merger, BMS merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly-owned subsidiary of the Registrant. The purchase was accounted for as a reverse merger with Alliance HealthCard as the legal acquirer and Merger Sub (“BMS”) as the accounting acquirer.

BMS was formed in February 2002 and is a national membership program benefits organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. BMS is the largest club provider in the rent-to-own (RTO) market space. The membership plans are sold through more than 4,500 locations in the U.S. and Puerto Rico.

2. Summary of Significant Accounting Policies

The accompanying financial statements are un-audited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The un-audited financial information furnished herein in the opinion of management reflects all adjustments, which are of a normal recurring nature, that are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows. For further information, refer to the financial statements and footnotes for the year ended September 30, 2006 thereto included in the Company’s Form 8K filed on March 6, 2007. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

3. Principles of Consolidation

The financial statements presented for 2007 are inclusive of the BMS statements for the six months ended March 31, 2007 and Alliance HealthCard for the one month ended March 31, 2007. All significant inter-company accounts and transactions have been eliminated. The merger was accounted for as a reverse merger with BMS considered to be the acquirer. Therefore, the BMS financial statements are presented for the prior-year interim periods.

4. Goodwill and Intangible Assets

The Company accounts for acquisitions of businesses in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company does not amortize goodwill. Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. The Company has recorded $9,193,789 for goodwill in connection with the merger consummated on February 28, 2007.

5. Stock Options

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

The provisions of SFA 123R became generally accepted accounting principles on January 1, 2006. As permitted, prior to the effectiveness of SFAS 123R, the Company elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation.

6. Notes Payable

In connection with the Merger, three promissory notes (the “Notes” and each a “Note”) were made and issued by Registrant to each of Danny C. Wright, Brett Wimberley and Susan Matthews in the aggregate amount of $7,147,000. The notes have been recorded at a discount of 6.5% for a total of $6,666,417. The Wright Note and the Wimberley Note were each in the principal amount of $2,858,800 and the Matthews Note was in the principal amount of $1,429,400. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum (the “Contract Rate”) with such interest payable quarterly. The principal and interest on the Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. However, if the Registrant’s consolidated earnings before income taxes, depreciation, and amortization (“Adjusted Earnings”) for any of the fiscal years ending on September 30, 2007, 2008, or 2009 is less than $4.2 million, then the principal amount of the Notes will be reduced by the same percentage by which Adjusted Earnings for such fiscal year falls short of the $4.2 million amount. The reduced principal amount of the Notes will be due in equal payments due on the remaining installment payment dates. Payment of the outstanding balance of the Notes may be accelerated if any payment due thereunder is not made within five days of the due date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, inability to, or delays in integrating the businesses of BMS and the former alliance HealthCard or a failure to realize the anticipated benefits of the merger, general economic conditions, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and as such speak only as of the date made.

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

On February 28, 2007, Alliance HealthCard, Inc. (“Alliance”) consummated a merger (the “Merger”) by and among Alliance, AHC—Benefit Marketing Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of Alliance (“Merger Sub”); BMS Holding Company, Inc., an Oklahoma corporation (“BMS”). As a result of the Merger, BMS merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly-owned subsidiary of Alliance. Although in form Alliance acquired BMS, as a result of the Merger the outstanding shares of BMS common stock were converted into 10,000,000 shares of common stock of Alliance representing 69% of the total number of shares of common stock of Alliance outstanding following the Merger. Three promissory notes (the “Notes” and each a “Note”) were made and issued by Registrant to each of Danny C. Wright, Brett Wimberley and Susan Matthews in the aggregate amount of $7,147,000. The notes have been recorded at a discount of 6.5% for a total of $6,666,417. The Wright Note and the Wimberley Note were each in the principal amount of $2,858,800 and the Matthews Note was in the principal amount of $1,429,400. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum (the “Contract Rate”) with such interest payable quarterly. The principal and interest on the Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. However, if the Registrant’s consolidated earnings before income taxes, depreciation, and amortization (“Adjusted Earnings”) for any of the fiscal years ending on September 30, 2007, 2008, or 2009 is less than $4.2 million, then the principal amount of the Notes will be reduced by the same percentage by which Adjusted Earnings for such fiscal year falls short of the $4.2 million amount. The reduced principal amount of the Notes will be due in equal payments due on the remaining installment payment dates. Payment of the outstanding balance of the Notes may be accelerated if any payment due thereunder is not made within five days of the due date. Accordingly, for accounting and financial statement purposes the Merger is being treated as an acquisition of Alliance by BMS under the purchase method of accounting. The assets and liabilities of Alliance as of the date of the Merger were recorded at their fair values and added to those of BMS, including $9,193,789 for goodwill representing the difference between the deemed purchase price of Alliance and the fair value of identifiable net assets. Financial statements of the combined companies (referred to herein as the “Registrant”) issued after the Merger will be the historical statements of BMS, with inclusion of the operations of Alliance only in the periods subsequent to the Merger. BSM financial statements will not be restated retroactively to reflect the historical financial position or results of operations of Alliance for periods prior to the Merger. Although the historical statements are those of BMS, the Registrant will use Alliance’s fiscal year which ends September 30.

BMS was formed in February 2002 and is a national membership program benefits organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. BMS is the largest club provider in the rent-to-own (RTO) market space. The membership plans are sold through more than 4,500 locations in the U.S. and Puerto Rico.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Net revenues for the Registrant increased to $4,137,161 for the three months ended March 31, 2007 from $3,401,269 for the three months ended March 31, 2006. The increase of $735,892 is primarily attributable to: a) an increase in revenues of BMS of $486,598 consisting of $290,143 from a major client, $127,066 in net growth for twelve new clients and existing client business, and $69,389 from a company acquired in December of 2005; and b) an increase of $249,294 for Alliance HealthCard.

Gross profit increased to $1,339,914 for the three months ended March 31, 2007 from $940,278 for the three months ended March 31, 2006. The increase of $399,636 is primarily attributable to: a) a net increase of $255,597 for BMS directly related to the change in revenue; and b) Alliance HealthCard of $144,039.

General and administrative expenses increased to $422,184 for the three months ended March 31, 2007 from $289,577 for the three months ended March 31, 2006. The increase of $132,607 is primarily attributable to: a) Alliance HealthCard for $102,141; and b) $30,466 for BMS that represented an increase in compensation of $13,046, professional fees of $9,620 and rent of $7,800.

Interest income decreased slightly to $12,781 for the three months ended March 31, 2007 from $14,404 for the three months ended March 31, 2006.

The Registrant reported net income of $723,959 for the three months ended March 31, 2007 compared to $462,508 for the three months ended March 31, 2006. The increase of $261,451 consisted of an increase in revenue for BMS, offset by an increase for general and administrative expenses. Alliance HealthCard contributed net income of $31,483 for the one month ended March 31, 2007.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Net revenues for the Registrant increased to $7,792,611 from $6,931,629 for the six months ended March 31, 2007. The increase of $860,982 is attributable to the following: a) an increase of $611,688 for BMS with $371,568 related to the acquisition in December, 2005 plus other net increases of $240,120 for other customers; and b) $249,294 for Alliance HealthCard.

Gross profit increased to $2,361,932 for the six months ended March 31, 2007 from $2,289,378 for the six months ended March 31, 2006. The increase of $72,554 is attributable to: a) Alliance HealthCard of $144,039; and b) a decrease of $71,485 for BMS related to a price reduction in fees for a major client plus an increase for direct costs for the implementation of new member benefits.

Marketing and sales expenses increased to $397,516 for the six months ended March 31, 2007 from $354,938 for the six months ended March 31, 2006. The increase of $42,578 is attributable to: a) a net increase of $32,165 for BMS consisting of an increase of $86,428 for commissions, compensation and travel expenses, offset by a decrease of $54,263 for advertising, incentive payments and other expenses; and b) $10,413 for Alliance HealthCard.

General and administrative expenses increased to $1,058,081 for the six months ended March 31, 2007 from $547,874 for the six months ended March 31, 2006. The increase of $510,207 was primarily attributable to BMS with an increase of $408,066. The increase consisted of the following: a) compensation expense of $316,171 consisting of an increase in personnel and increases in compensation; b) professional fees of $50,651; c) other general office expenses of $41,244; and d) $102,141 for Alliance HealthCard.

Interest income increased to $32,156 for the six months ended March 31, 2007 from $26,516 for the six months ended March 31, 2006. The increase was a result of interest earned on the excess cash balance for the six months ended March 31, 2007.

The Registrant reported net income of $938,491 for the six months ended March 31, 2007 compared to $1,413,082 for the six months ended March 31, 2006. Although the company’s revenue increased for 2007, this was offset by and increase for sales and general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash of $2,188,360 and working capital of ($1,351,277). Cash provided by operating activities was $1,981,703 for the six months ended March 31, 2007 and $1,439,723 for the six months ended March 31, 2006. The increase of $541,980 was primarily attributable to the Merger.

Cash used in investing activities was $58,218 for the six months ended March 31, 2007 compared to $570,755 for the six months ended March 31, 2006. The decrease of $512,537 was primarily a result of a business purchased by BMS in December, 2005.

Cash flows used in financing activities was $1,675,303 for the six months ended March 31, 2007 compared to $179,844 for the six months ended March 31, 2006. The increase of $1,495,459 was a result of the Merger with BMS.

The Registrant anticipates that cash on hand, together with cash flow from operations should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

ITEM 3A(T). CONTROLS AND PROCEDURES

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

Alliance HealthCard, Inc.

May 15, 2007	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

May 15, 2007	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)