Form 10QSB
period 2007-06-30
ALLIANCE HEALTHCARD INC
filed 2007-08-02
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.001 par value	14,524,263

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Alliance HealthCard, Inc.

Consolidated Balance Sheets

	June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$2,464,914	$1,940,178
Accounts receivable, net	2,246,620	1,563,451
Deferred tax asset	259,000	—
Prepaid expenses and other current assets	16,943	—

Total current assets	4,987,477	3,503,629

Notes receivable – related parties	11,070	293,445
Furniture and equipment, net	124,311	100,509
Goodwill	9,669,048	455,000
Intangibles, net	12,526	8,151
Other assets	49,637	1,200

Total assets	$14,854,069	$4,361,934

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,898,522	$1,882,923
Notes payable – related party	2,112,265	—
Accrued salaries and benefits	49,365	—
Deferred revenue	959,422	—
Accrued expenses	895,104	87,742
Claims liability	122,600	90,399
Line of credit	149,980	150,000

Total current liabilities	6,187,258	2,211,064

Long term debt – related party	4,018,642	—

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,524,263 shares issued and outstanding at June 30, 2007 and September 30, 2006	12,343	—
Additional paid-in-capital	2,407,425	—
Retained earnings	2,228,401	—
Members’ equity	—	2,150,870

Total stockholders’ equity	4,648,169	2,150,870

Total liabilities and stockholders’ equity	$14,854,069	$4,361,934

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$4,762,984	$3,592,708	$12,555,595	$10,524,337
Direct costs	2,530,967	2,558,108	7,968,834	7,200,360

Gross Profit	2,232,017	1,034,600	4,586,761	3,323,977

Marketing and sales expenses	277,955	171,178	675,471	526,115
General and administrative expenses	726,655	312,940	1,777,548	860,814

Operating income	1,227,407	550,482	2,133,742	1,937,048
Other income (expense):
Interest income	19,592	17,633	51,748	44,149
Interest (expense)	(82,640)	—	(82,640)	(13)

Total other income (expense):	(63,048)	17,633	(30,892)	44,136

Income before income taxes	1,164,359	568,115	2,102,850	1,981,184
Income taxes	459,000	—	459,000	—

Net income	$705,359	$568,115	$1,643,850	$1,981,184

Per share data:
Basic	$0.05	$0.04	$0.11	$0.14

Diluted	$0.05	$0.04	$0.11	$0.13

Basic weighted average shares outstanding	14,524,263	14,524,263	14,524,263	14,524,263

Basic weighted diluted average shares outstanding	15,437,710	14,628,196	15,086,352	14,694,772

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,643,850	$1,981,184
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(259,000)	—
Depreciation and amortization	41,190	37,652
Promissory note discount	60,073	—
Change in operating assets and liabilities:
Accounts receivable	(683,169)	(42,314)
Prepaid expenses and other assets	(16,943)	(93)
Notes receivable	282,375	—
Deposits and other assets	(48,437)	—
Accounts payable	15,599	(1,894)
Accrued salaries and benefits	49,365	—
Deferred revenue	959,422	—
Accrued liabilities	839,563	38,451

Net cash provided by operating activities	2,883,888	2,012,986

Cash flows from investing activities
Purchase of equipment	(69,759)	(21,037)
Purchase of business	—	(562,127)

Net cash used in investing activities	(69,759)	(583,164)

Cash flows from financing activities
Stock issued in connection with merger	(1,693,790)
Capital distributions	—	(972,134)
Repayments of long term debt	(595,603)	—

Net cash used in financing activities	(2,289,393)	(972,134)

Net increase in cash	524,736	457,688
Cash at beginning of period	1,940,178	1,106,418

Cash at end of period	$2,464,914	$1,564,106

The accompanying notes are an integral part of these financial statements.

Alliance HealthCard, Inc.

Consolidated Notes to Financial Statements

June 30, 2007 and 2006

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

3. Principles of Consolidation

The financial statements presented for 2007 are inclusive of the BMS statements for the nine months ended June 30, 2007 and Alliance HealthCard for the four months ended June 30, 2007. All significant inter-company accounts and transactions have been eliminated. The merger was accounted for as a reverse merger with BMS considered to be the acquirer. Therefore, the BMS financial statements are presented for the prior-year interim periods.

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

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company does not amortize goodwill. Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. The Company has recorded approximately $9,214,000 for goodwill in connection with the merger consummated on February 28, 2007.

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

6. Notes Payable

In connection with the Merger, three promissory notes (the “Notes” and each a “Note”) were made and issued by Registrant to each of Danny C. Wright, Brett Wimberley and Susan Matthews in the aggregate amount of $7,147,000. The notes have been recorded at an imputed discount rate of 5.5% for a total of $6,666,417. The Wright Note and the Wimberley Note were each in the principal amount of $2,858,800 and the Matthews Note was in the principal amount of $1,429,400. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum (the “Contract Rate”) with such interest payable quarterly. The principal and interest on the Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. However, if the Registrant’s consolidated earnings before income taxes, depreciation, and amortization (“Adjusted Earnings”) for any of the fiscal years ending on September 30, 2007, 2008, or 2009 is less than $4.2 million, then the principal amount of the Notes will be reduced by the same percentage by which Adjusted Earnings for such fiscal year falls short of the $4.2 million amount. The reduced principal amount of the Notes will be due in equal payments due on the remaining installment payment dates. Payment of the outstanding balance of the Notes may be accelerated if any payment due thereunder is not made within five days of the due date.

7. Income Taxes

The Company recorded income tax expense of $459,000 for the quarter ended June 30, 2007. The Company utilized approximately $239,000 of net operating loss carryforwards for the income tax provision for the quarter ended June 30, 2007. As of June 30, 2007, the Company has approximately $1,750,000 of net operating loss carryforwards that may be recognized over 19 years thru 2026.

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

On February 28, 2007, Alliance HealthCard, Inc. (“Alliance”) consummated a merger (the “Merger”) by and among Alliance, AHC—Benefit Marketing Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of Alliance (“Merger Sub”); BMS Holding Company, Inc., an Oklahoma corporation (“BMS”). As a result of the Merger, BMS merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly-owned subsidiary of Alliance. Although in form Alliance acquired BMS, as a result of the Merger the outstanding shares of BMS common stock were converted into 10,000,000 shares of common stock of Alliance representing approximately 69% of the total number of shares of common stock of Alliance outstanding following the Merger. Three promissory notes (the “Notes” and each a “Note”) were made and issued by Registrant to each of Danny C. Wright, Brett Wimberley and Susan Matthews in the aggregate amount of $7,147,000. The notes have been recorded at an imputed discount rate of 5.5% for a total of $6,666,417. The Wright Note and the Wimberley Note were each in the principal amount of $2,858,800 and the Matthews Note was in the principal amount of $1,429,400. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum (the “Contract Rate”) with such interest payable quarterly. The principal and interest on the Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. However, if the Registrant’s consolidated earnings before income taxes, depreciation, and amortization (“Adjusted Earnings”) for any of the fiscal years ending on September 30, 2007, 2008, or 2009 is less than $4.2 million, then the principal amount of the Notes will be reduced by the same percentage by which Adjusted Earnings for such fiscal year falls short of the $4.2 million amount. The reduced principal amount of the Notes will be due in equal payments due on the remaining installment payment dates. Payment of the outstanding balance of the Notes may be accelerated if any payment due thereunder is not made within five days of the due date. Accordingly, for accounting and financial statement purposes the Merger is being treated as an acquisition of Alliance by BMS under the purchase method of accounting. The assets and liabilities of Alliance as of the date of the Merger were recorded at their fair values and added to those of BMS, including approximately $9,214,000 for goodwill representing the difference between the deemed purchase price of Alliance and the fair value of identifiable net assets. Financial statements of the combined companies (referred to herein as the “Registrant”) issued after the Merger will be the historical statements of BMS, with inclusion of the operations of Alliance only in the periods subsequent to the Merger. BMS financial statements will not be restated retroactively to reflect the historical financial position or results of operations of Alliance for periods prior to the Merger. Although the historical statements are those of BMS, the Registrant will use Alliance’s fiscal year which ends September 30.

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

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Revenue increased $1.2 million, or 33%, to $4.8 million in the quarter ended June 30, 2007 compared to revenue of $3.6 million in the same period in 2006. The $1.2 million increase in revenue consisted of an increase in revenues for BMS of $436,090 attributable to the following: a) $214,431 from a major client due to an increase in membership sales; b) $117,336 from a company acquired in December of 2005, and c) $104,323 from new and existing client business. The remaining increase of $734,186 was attributable to Alliance HealthCard.

Gross profit increased $1.2 million, or 116%, to $2.2 million in the quarter ended June 30, 2007 compared to $1.0 million in the same period in 2006. The increase is due to additional revenue plus a major reduction in direct costs for BMS as a result of converting the majority of its membership service and fulfillment function to Alliance HealthCard in April, 2007. These services had been outsourced in the past.

Sales and marketing expenses increased $106,778, or 62%, to $277,955 in the quarter ended June 30, 2007, compared to $171,178 in the same period in 2006. Sales and marketing expenses as a percentage of revenue was 5.8% and 4.8% for the quarters ended June 30, 2007 and 2006 respectively. The increase consisted of $58,899 for BMS due to compensation and sales incentives for $38,077, printing for $12,987 and other changes of $7,835. Sales and marketing expenses for Alliance HealthCard was $47,879.

General and administrative expenses increased $413,715, or 132%, to $726,655 in the quarter ended June 30, 2007 compared to $312,940 in the same period in 2006. General and administrative expenses as a percentage of revenue were 15.3% and 8.7% in the quarters ended June 30, 2007 and 2006, respectively. The increase of $413,715 was primarily attributable to Alliance HealthCard of $320,140. The remaining increase of $93,575 was related to BMS with an increase for compensation expense of $83,708 and other increases of $9,867 for travel, rent and professional fees.

Other income (expense) increased to ($63,047) in the quarter ended June 30, 2007 compared to interest income of $17,633 in the same period in 2006. The increase of ($80,680) was related to the interest expense for the promissory notes issued in connection with the Merger.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Revenue increased $2.1 million, or 19%, to $12.6 million for the nine months ended June 30, 2007 compared to revenue of $10.5 million for the nine months ended June 30, 2006. The $2.1 million increase in revenue consisted of an increase in revenues for BMS of $1,047,778 consisting of the following: a) $862,566 for one major customer and $211,395 from net growth for new and existing clients; b) $409,590 related to an acquisition in December, 2005; c) a decrease in other revenues of $435,773 for the company’s third party administrator services. Alliance HealthCard was responsible for the remaining increase of $983,480.

Gross profit increased $1.3 million, or 38%, to $4.6 million for the nine months ended June 30, 2007 compared to $3.3 million for the nine months ended June 30, 2006. Gross profit as a percentage of revenue increased to 37% for the nine months ended June 30, 2007 compared to 32% in the same period in 2006. The increase of $1.3 million was attributable to additional revenue plus a major reduction in direct costs for BMS as a result of converting the majority of its membership service and fulfillment function to Alliance HealthCard in April, 2007. These services had been outsourced in the past.

Sales and marketing expenses increased $149,356, or 28%, to $675,471 for the nine months ended June 30, 2007, compared to $526,115 for the nine months ended June 30, 2006. Sales and marketing expenses as a percentage of revenue was 5.4% and 5.0% for the nine months ended June 30, 2007 and 2006, respectively. The increase of $149,356 consisted of $91,064 for BMS and $58,292 for Alliance HealthCard. The BMS increase was attributable to compensation and commission expense of $87,226, travel of $34,342 and printing of $12,987 that was offset by a decrease in advertising expense of $42,288 for brochures and magazine ad expense in 2006.

General and administrative expenses increased $916,735, or 106%, to $1,777,548 for the nine months ended June 30, 2007 compared to $860,814 for the nine months ended June 30, 2006. General and administrative expenses as a percentage of revenue were 14.2% and 8.2% for the nine months ended June 30, 2007 and 2006, respectively. The increase of $916,735 consisted of $501,642 for BMS and $415,093 for Alliance HealthCard. The BMS increase of $501,642 was for compensation expense of $396,782 for additional personnel and increases in compensation, professional fees of $63,814 for accounting and legal fees, and other expenses of $41,046.

Other income (expense) increased to ($30,892) for the nine months ended June 30, 2007 compared to interest income of $44,135 for the nine months ended June 30, 2006. The increase of ($75,028) was attributable to the interest expense for the promissory notes issued in connection with the merger.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash of $2,464,914 and working capital of ($1,199,781). Cash provided by operating activities was $2,883,888 for the nine months ended June 30, 2007 and $2,012,986 for the nine months ended June 30, 2006. The increase of $870,902 was primarily attributable to the Merger.

Cash used in investing activities was $69,759 for the nine months ended June 30, 2007 compared to $583,164 for the nine months ended June 30, 2006. The decrease of $513,405 was primarily a result of a business purchased by BMS in December, 2005.

Cash flows used in financing activities was $2,289,393 for the nine months ended June 30, 2007 compared to $972,134 for the nine months ended June 30, 2006. The increase of $1,317,259 was attributable to the Merger and the repayment of the promissory notes issued in conjunction with the Merger.

The Company anticipates that cash on hand, together with cash flow from operations should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

ITEM 3A (T).	CONTROLS AND PROCEDURES

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

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no significant changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alliance HealthCard, Inc.

August 1, 2007	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

August 1, 2007	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)