Form 10KSB
period 2007-09-30
ALLIANCE HEALTHCARD INC
filed 2008-01-14
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

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

Common Stock, $.001 Par Value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant’s revenues for the fiscal year ended September 30, 2007 were $17,608,747.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock on December 14, 2007 was $3,612,557.

The number of shares outstanding of the Registrant’s common stock as of the latest practicable date was.

Class	Outstanding at January 11, 2008
Common Stock, $.001 par value	14,627,763

Transitional Small Business Disclosure Format (Check One): Yes ☐; No ☒

ALLIANCE HEALTHCARD, INC.

FORM 10-KSB

ITEM 1. DESCRIPTION OF BUSINESS.

We, Alliance HealthCard, Inc., were founded in 1998 as a provider of discount medical plans with our focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. In February 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiaries, Benefit Marketing Solutions, LLC (BMS) and BMS Insurance Agency, LLC. BMS is one of the largest membership plan providers to dealers in the rental purchase industry. While we continue to market successful health oriented programs, the merger-acquisition greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs for leased property replacement, involuntary unemployment, accidental death and dismemberment, and extended service plans. We sell our membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and are now one of the leading providers of value added membership plans sold in conjunction with point-of-sale transactions.

INDUSTRY OVERVIEW

The market for our customer membership programs is sizable. U.S. consumers spend billions of dollars annually among the large variety of membership plans available. While competition is significant, with hundreds of customer membership companies nationally, we believe that we are a leading provider of membership plans offered at point-of-sale through a retail location. Our programs create a win/win for our retail customers as well as their customers. Our retail customers build profit and growth through our programs without risk while encouraging customer loyalty and repeat business.

HISTORY OF THE COMPANY

We, Alliance HealthCard, Inc., were founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others.

On September 30, 1999, we completed the sale of 1,079,400 shares of our common stock at a purchase price of $0.83 per share for total proceeds before expenses of $899,500. These securities were issued pursuant to Rule 504 of Regulation D promulgated pursuant to the Securities Act.

After completing the private stock offering in September 1999, we registered our securities with the Securities and Exchange Commission on March 10, 2000, and received approval from the NASD on November 29, 2000, to begin trading of our common stock under the trading symbol of ALHC on the Over the Counter Bulletin Board. Our board of directors also approved a three-for-one stock split effective November 1, 2000.

In September 2002, we completed another private placement offering of 346,378 units, each consisting of three common stock shares and a warrant exercisable for the purchase of one common stock share. We issued 1,039,134 common stock shares and warrants exercisable for the purchase of 346,378 common stock shares. The aggregate proceeds of this offering were $1,558,703.

On February 28, 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiary, BMS. BMS is one of the largest membership plan providers to dealers in the rental purchase industry market space. While we continue to market our health oriented programs, this merger-acquisition has greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans.

BMS was formed in February 2002 and is a national membership program benefit organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 4,800 locations in the U.S. and Puerto Rico.

As part of the merger-acquisition of BMS Holding Company, Inc., we also acquired BMS Insurance Agency, LLC (BMS Agency) that was formed in January 2005. BMS Agency is licensed to offer the life, accident and health, and property and casualty insurance.

BUSINESS OVERVIEW

We are a leading provider of membership plans sold in conjunction with a point-of-sale transaction through retail locations. In addition, we provide “healthcare savings” membership plans under both retail and wholesale arrangements as well as included as additional benefits to other membership programs. Through working with our clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers. This process involves balancing the needs of our clients, their customers and our vendors.

We enter into agreements with our clients to deliver customized membership marketing plans that leverage their brand name and customer relationship and typically their payment mechanism, and offer benefits that appeal to their customers. The value provided by our plans to our clients, includes increased customer attraction and retention, plus incremental fee income with no risk or capital cost. By implementing these plans hundreds of times, our management team is uniquely qualified to efficiently assist our clients in achieving their goals, while avoiding the operational and marketing pitfalls.

The point-of-sale offered plans are primarily provided on a wholesale basis to our clients whereby we provide the plan products and services as well as customer service and fulfillment. We also support the plan with field training, in-store advertising materials and sales videos. The plans may be further customized by incorporating benefits provided in-house by our clients. Our clients are responsible for member acquisition, retention and collection of the periodic membership fees. Our clients remit to us a portion of the on-going membership fees collected the month following their receipt. Our largest market for these plans is dealers in the rental purchase industry. The other markets include banks, retailers and consumer finance companies.

Our wholesale plans are custom tailored to meet the needs of our clients, generate incremental revenue for them and enhance the relationship with their customers via value-added benefits. Services included with wholesale plans provided to our largest member segment generally include insurance benefits and a variety of lifestyle benefits, like discount medical, food & entertainment and automotive related discounts. We also provide wholesale plans that include only discount medical benefits, just lifestyle benefits and other combinations to fit the customer needs of our clients.

Our retail plan offerings are primarily health care savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits.

We provide two standard health care savings plan offerings: Gold Card Plan and Platinum Card Plan. These plans are designed to benefit the more than 47 million individuals without healthcare insurance coverage and the millions more that are underinsured. The Gold Card Plan is targeted to those who have some basic medical insurance but no ancillary services or as add-on services alongside a healthcare plan. The Gold Card Plan benefit categories include pharmacy, vision, dental, hearing, 24-hour nurse-line, chiropractic, medical lab and supplies, alternative medicine, physical therapy, podiatry, mental health and long-term care. The Platinum Card Plan is generally intended for those who do not have a healthcare insurance plan or have a plan with only catastrophic coverage. It includes all of the Gold Card Plan benefits plus primary-care physicians, specialists and outpatient facilities.

In addition to our wholesale and retails offerings, certain clients may choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment, and we provide customer service. These offerings are designed to enhance our clients’ existing offering and improve their value proposition relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates.

In order to deliver our membership offerings, we contract with a number of different vendors to provide various products and services to our members. The majority of these vendor relationships involve the vendor providing our members access to their network or providers or their locations and our members obtain a discount at the time of service. We have vendor relationships with medical networks, automotive service companies, insurance companies, travel related entities and food and entertainment consumer discount providers. Our vendors value the relationship with us because we deliver many customers to them without incremental capital cost or risk on their part and these relationships are governed by multi-year agreements and aggregated volume scaling.

BUSINESS STRATEGY

Our focus is providing national membership program benefits to organizations that include, but are not limited to, rental-purchase companies, financial institutions, retail merchants, and consumer finance companies nationwide. The strategy is to succeed in the marketplace by

•	increasing market penetration;

•	maintaining and enhancing customer satisfaction;

•	continually enhancing programs and adding benefits;

•	managing growth effectively; and

•	helping the market to understand how our offerings are different and superior.

Increase Market Penetration

We believe we have opportunities to expand our offerings to markets with similar operational and customer demographic characteristics to those we now serve. In addition, many of these markets may be substantially larger than our existing markets. We have recently begun exploring these new markets and plan to continue such efforts. Our tested and proven infrastructure allows us to serve substantially more customers without a significant increase in fixed costs.

Maintain and Enhance Customer Satisfaction

Our belief is that providing high-quality customer service to our customers, clients and members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. All new member service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to questions. In addition, we continue to work closely with our clients’ customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by us.

Continually Enhance Programs

We believe that we are well-positioned to increase market share by taking advantage of providing consumers distinctive and innovative membership programs. We will continue to enhance our programs and add, remove or restructure benefits to sustain this advantage. As we consider new markets where competitors exist, we seek opportunities to deliver plans with innovative services or operational structures.

Manage Growth Effectively

We intend to grow by focusing our sales team on potential new accounts, while continuing to expand our existing customer base by tailoring new programs that will continue to complement and increase the customer’s existing revenue sources. In addition, we will selectively consider acquisitions of membership program companies to improve our market share. We believe that we have the management team in place to manage this growth.

SERVICES

We provide customer membership programs designed to provide a wide range of consumer benefits, discounts and protection. Today, successful programs are currently in place at rental-purchase centers, financial institutions, retail merchants, and consumer finance companies nationwide. Membership programs are successful wherever customers use products and services on a repeat basis. Our membership benefit categories include: Discount Medical, Food and Entertainment, Insurance, Automotive Discounts, Dealer Add-In Benefits and Miscellaneous Benefits.

Discount Medical	Automotive
Physician Network Access	Discounted Roadside Assistance
Dental Network Access	Automotive Service Provider Savings
Vision Care & Eyewear Network Access	Customer Trip Routing
Pharmacy Network Discounts	Car Theft Reward
Mail Order Pharmacy Discounts	Rental Car Savings
Chiropractor Network Access
Hearing Aid Discounts	Dealer Add-In Benefits
Vitamins & Nutritional Supplements	Lease Cancellation Benefit
Account Reinstatement
Food and Entertainment	Points Program for On Time Payments
Grocery Coupon Savings
Restaurant Savings	Miscellaneous Benefits
Theme Park Discounts	Kid Secure
Movie Theater Discounts	Discounted Legal Services
Savings at Choice Hotels
Insurance	Savings at 1-800Flowers.com
Accidental Death & Dismemberment
Involuntary Unemployment
Leased Property Insurance
Extended Service Plan

CUSTOMERS

We currently deliver membership plans to about 170 companies, including rental purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. Our point-of-sale plans are offered at over 4,800 locations.

Revenue attributable to one contract totaled $10,982,394 or 62% of total revenue for the year ended September 30, 2007. For the year ended September 30, 2006, there were two contracts attributable for revenue of $9,843,860, or 70% of total revenue.

SALES AND MARKETING

The Company currently employs four full-time direct sales professionals. In addition, we have contracted with a number of independent sales consultants, who are compensated solely on the basis of actual sales closed and in most instances also revenue produced.

We continue to expand our marketing programs and visibility in the industries we target for our offerings. Programs currently underway include public relations, internet sales, direct mailings and industry trade shows. We presently generate the majority of our new members via point-of-sale marketing by our clients. However, we also employ online, direct mail and mail insert marketing efforts as well.

COMPETITION

While there are numerous companies providing membership offerings, they compete for members by soliciting customers throughout various industries. We strive to maintain strong client relationships in order to mitigate the effects of such competition. There are a number of companies that compete with us. Our principal competitors include New Benefits, MembersTrust, Vertrue, Affinion and CAREINGTON International Corporation. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

The environment within which we operate is intensely competitive and subject to rapid change. To maintain or increase our market share position, we must continually enhance our product offerings, introduce new product features and enhancements, and expand our client service capabilities. We currently compete principally on the basis of the specialized nature of our products and services.

GOVERNMENT REGULATION

We offer benefits including insurance products, discount medical and other discount programs through association-based membership programs that are sold by our clients as add-ons to the client’s core business. We also sell our discount medical program as a stand alone program directly to the public and through marketers. We administer claims for our association-based insurance and service programs through our subsidiary, BMS Agency, an Oklahoma licensed insurance agency. The association based programs are offered through an Oklahoma association in accordance with the laws of Oklahoma. We are an Oklahoma licensed third-party administrator.

There are approximately 30 states that now have licensing laws and regulations for discount medical provider organizations (hereinafter referred to as “DMPO”). The regulations differ materially among states and are subject to amendment and reinterpretation by the agencies charged with their enforcement. There are several states that require a license to operate as a DMPO. We have been approved as a licensed DMPO in 11 states and have applications pending for the remaining states. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in that state. In addition, California views our discount medical plans as managed healthcare and its Department of Managed Health Care has taken the position that we must seek and eventually obtain a license under the Knox-Keene Act. Compliance with these regulations on a state-by-state basis has been expensive and cumbersome.

Compliance with federal and state regulations is generally our responsibility. The medical discount plan industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

•	non-compliance may cause us to lose licensing status or to become the subject of a variety of enforcement or private actions;

•	compliance with changes in applicable regulations could materially increase the associated operating costs;

•

non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

•

non-compliance, or alleged non-compliance may result in loss of contracts, negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, representatives and consumers in general.

Insurance Regulations

Government regulation of insurance is a changing area of law and varies from state to state. The insurance companies from which we obtain our products and financial services are subject to various federal and state regulations applicable to their operations. These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.

•

Similar to the insurance companies providing products and services offered by us, we are unable to accurately predict additional government regulations that may be enacted in the future affecting the insurance industry and the offered products and service or how existing or future regulations might be interpreted.

•

Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially affect the insurance products and services offered by us and our profitability.

•

We must rely on the insurance companies that provide the insurance products and financial services offered by us to carefully monitor state and federal legislative and regulatory activity as it affects their insurance products and services. We believe that the insurance products and financial services that we offer comply in all material respects with all applicable federal and state regulations.

•

Among the benefits afforded to the members of our association are varying forms of insurance. Our ability to offer insurance products that we are authorized to distribute to this association for inclusion in its benefit packages may be affected by governmental regulation or future interpretation of existing regulations that may increase the cost of regulatory compliance or affect the nature and scope of products that we may make available to such associations.

The laws and regulations and their interpretation relating to our insurance and discount medical business are subject to uncertainty and change. There is no assurance that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted. We are subject to the risk of challenges to the legality of selling insurance or other regulated products through our association based marketing program, including claims that our programs do not comply with a particular state’s laws regarding the offering and licensing for a regulated product or administration of claims. We are subject to the risk that our discount programs will be determined to be regulated by the discount buying club laws or physician referral laws. In addition, the use of the internet in the marketing and distribution of our services is relatively new and presents issues, such as the limitations on an insurance regulator’s jurisdiction and whether internet service providers, gateways or cybermalls are (a) engaged in the solicitation or sale of insurance policies or (b) otherwise transacting business requiring licensure under the laws of one or more states.

Healthcare Regulation and Reform

Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business in the future. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system. The Gramm-Leach-Bliley Act mandated restrictions on the disclosure and safeguarding of our insured’s financial information. The USA Patriot Act placed new federal compliance requirements relating to anti-money laundering, customer identification and information sharing.

In addition, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires certain guaranteed issuance and renew-ability of health insurance coverage for individuals and small employer groups and limits exclusions on pre-existing conditions. HIPAA has also mandated the adoption of extensive standards for the use and disclosure of health information. HIPAA also mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry.

HIPAA’s security standards became effective April 20, 2005 and further mandated that specific requirements be met relating to maintaining the confidentiality and integrity of electronic health information and protecting it from anticipated hazards or uses and disclosures that are not permitted.

We believe that we are in compliance with these regulations. We plan to continually audit our compliance, and accordingly cannot give assurance that our costs of continuing to comply with HIPAA will not be material to us. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

In addition to federal regulation and reform, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information. As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive. We expect that this trend of increased legislation will continue. We are unable to predict what state reforms will be enacted or how they would affect our business.

E-Commerce Regulation

We may be subject to additional federal and state statutes and regulations in connection with our product strategy, which includes Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to internet based commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution and quality of products, and services. To the extent that our products and services would be subject to these laws and regulations, the sale of our products and our business could be harmed.

Legislative Development

Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in health care policy could significantly affect our business. Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.

We are unable to evaluate new legislation that may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our business, financial condition or results of operations; while others, if adopted, could potentially benefit our business.

Privacy Laws

Certain of our services are based upon the collection, distribution and protection of sensitive private data. Our contracts with certain clients place a duty on us to protect certain confidential information and to comply with certain provisions of privacy laws such as the Gramm-Leach-Bliley Act. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our client agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to government fines or sanctions, legal claims from clients or customers under that govern the security non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

ADDITIONAL FACTORS THAT MAY AFFECT OUR OPERATIONS

The matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not:

•	adversely affect the market price of our common stock,

•	adversely affect our future operations,

•	adversely affect our business,

•	adversely affect our financial condition,

•	adversely affect our results of operations,

•	require significant reduction or discontinuance of our operations,

•	require us to seek a merger partner, or

•	require us to sell additional stock on terms that are highly dilutive to our shareholders.

THIS REPORT CONTAINS CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING INFORMATION.

We have included some forward-looking statements in this section and other places in this report regarding our expectations. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they:

•	discuss our future expectations,

•	contain projections of our future operating results or of our future financial condition, or

•	state other “forward-looking” information.

We believe it is important to discuss our expectations. However, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

A SIGNIFICANT PORTION OF OUR REVENUE IS DEPENDENT ON ONE CLIENT.

Revenue attributable to one contract totaled $10,982,394 or 62% of total revenue for the year ended September 30, 2007. For the year ended September 30, 2006, there were two contracts attributable for revenue of $9,843,860, or 70% of total revenue. Although we have a long-term contract, loss of that one client would have a significant impact on our revenues, profitability and our ability to negotiate discounts with vendors.

WE DEPEND ON VARIOUS THIRD-PARTY VENDORS TO SUPPLY CERTAIN PRODUCTS AND SERVICES THAT WE MARKET.

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability.

WE FACE COMPETITION FOR CLIENTS TO MARKET OUR PROGRAMS AS WELL AS COMPETITIVE OFFERINGS OF BENEFIT PROGRAMS.

There is significant competition for clients and members in our industry. We offer programs that provide products and services similar to or directly in competition with products and services offered by our competitors as well as the providers of such products and services through other channels of distribution.

We provide no assurance that our competitors will not provide benefit programs comparable or superior to our programs at lower membership prices or adapt more quickly to evolving industry trends or changing industry requirements. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could adversely affect our business, financial condition and results of operations. There is no assurance that we will be able to compete effectively with current and future competitors.

WE HAVE MANY COMPETITORS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH MAY LEAD TO A LACK OF REVENUES AND DISCONTINUANCE OF OUR OPERATIONS.

We compete with numerous well-established companies that design and implement membership programs and other healthcare programs. Some of our competitors may be companies that have programs that are functionally similar or superior to our programs. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us. They may also have established reputations relating to their programs.

Due to competitive market forces, we may experience price reductions, reduced gross margins and loss of market share in the future, any of which would result in decreases in sales and revenues. These decreases in revenues would adversely affect our business and results of operations and could lead to discontinuance of operations. There can be no assurance that:

•	we will be able to compete successfully;

•	our competitors will not develop programs that render our programs less marketable or even obsolete; or

•	we will be able to successfully enhance our programs when necessary.

GOVERNMENT REGULATION MAY ADVERSELY AFFECT OR LIMIT OUR OPERATIONS.

Most of the discount medical programs that we offer are sold without the need for an insurance license by any federal, state or local regulatory licensing agency or commission. In comparison, companies that provide insurance benefits and operate healthcare management organizations and preferred provider organizations are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. Several states have enacted laws and regulations overseeing discount medical plans. We do not know the full extent of these regulations and additional states may also impose regulation. Our need to comply with these regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material effect on our financial position.

Government regulation of insurance and healthcare coverage and health plans is a changing area of law and varies from state to state. Although we are not an insurance company, the insurance companies from which we obtain our products and financial services are subject to various federal and state regulations applicable to their operations. These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations. We may also be limited in how we market and distribute our products and financial services as a result of these laws and regulations.

WE MAY HAVE EXPOSURE AND LIABILITY RELATING TO NON-COMPLIANCE WITH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND THE COST OF COMPLIANCE COULD BE MATERIAL.

In April 2003 privacy regulations promulgated by The Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has regulations standardizing electronic transactions between health plans, providers and clearinghouses. Healthcare plans, providers and claims administrators are required to conform their electronic and data processing systems to HIPAA electronic transaction requirements. While we believe we are currently compliant with these regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal and civil sanctions.

THE LOSS OF OR A CHANGE IN OUR RELATIONSHIP WITH CARIBBEAN AMERICAN PROPERTY INSURANCE COMPANY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES.

Caribbean American Property Insurance Company (CAPIC) is our provider of leased property insurance in Puerto Rico. We are in the process of negotiating a contract to continue that relationship and have significant disagreement over the payment of commissions, both past and future. Although there are other providers for similar products, the failure to come to terms with CAPIC could lead to a temporary or permanent disruption of our Puerto Rico insurance business which would negatively impact our profitability and operations.

THE FAILURE TO COMPLY WITH FEDERAL AND STATE REGULATION COULD RESULT IN ENFORCEMENT ACTION AND IMPOSITION OF PENALTIES, MODIFICATION OF OUR OPERATIONS, AND NEGATIVE PUBLICITY.

Our operation are regulated by federal and state laws and regulations administered by various state agencies. These laws and regulations cover the areas of insurance, discount medical plans, associations, and extended service.

Compliance with all of the applicable regulations and laws is uncertain because of the evolving interpretations of existing laws and regulations, and the enactment of new laws and regulations.

Accordingly, there is the risk that our operations could be found to not comply with applicable laws and regulations that could:

•	result in enforcement action and imposition of penalty,

•	require modification of our operations or programs,

•	result in negative publicity, or

Any of these consequences could have a material adverse effect on our results of operations as well as our financial condition.

THE GOODWILL RESULTING FROM OUR MERGER-ACQUISITION OF BMS HOLDING COMPANY MAY BECOME IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE THAT MAY BE SUBSTANTIAL.

In connection with our merger-acquisition of BMS Holding Company, we recorded goodwill that had an aggregate asset value of $2,291,945 at September 30, 2007. In the event that the goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

OUR FAILURE TO PROTECT PRIVATE DATA COULD SUBJECT US TO PENALTIES, DAMAGE OUR REPUTATION, CAUSE US TO BE IN BREACH OF CONTRACTS AND CAUSE US TO EXPEND CAPITAL AND OTHER RESOURCES TO PROTECT AGAINST FUTURE SECURITY BREACHES.

Certain of our services are based upon the collection, distribution and protection of sensitive private data. Our contracts with certain clients place a duty on us to protect certain confidential information and to comply with certain provisions of privacy laws such as the Gramm-Leach-Bliley Act. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our client agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to government fines or sanctions, legal claims from clients or customers under that govern the security non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

ITEM 2. DESCRIPTION OF PROPERTY

We lease the space for our offices in Norcross, Georgia under a lease that expires in October 2009. This lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, one of our Directors and an Executive Vice President. The total space consists of approximately 8,712 square feet and NovaNet leases approximately 3,537 square feet of that space. The lease was executed on May 1, 2004, amended on December 16, 2004 with a revised termination date of October 31, 2009. See Item 12. Certain Relationships and Related Transactions, and Director Independence.

BMS leases the space for its office in Norman, Oklahoma under a lease that expires April 30, 2008. The total space consists of approximately 5,550 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors and our Chief Operating Officer. This lease was executed on May 1, 2005, amended on August 1, 2006 and expires on April 30, 2008. See Item 12. Certain Relationships and Related Transactions, and Director Independence. In the event we are required to move from our current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which our office space is currently occupied and the rental rate may be substantially greater.

BMS also rents space for its Dallas, Texas office on a month-to-month basis. The total space consists of approximately 300 square feet. In the event we are required to move from these office facilities, the terms of occupancy may be substantially different than those under which our Dallas office space is currently occupied and the rental rate may be substantially greater.

We believe that our current office space facilities are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2005, Bankers Fidelity Life Insurance Company filed a demand for arbitration with Alliance HealthCard, Inc. The dispute involves the relative rights of the parties arising out of the Prescription Drug Card and our Multi-Service Benefits Agreement with Bankers Fidelity Life Insurance Company. It involves a determination of the responsibilities of Alliance HealthCard, Inc., as well as certain other contract rights between us and Bankers Fidelity Life Insurance Company.

Bankers Fidelity Life Insurance Company seeks (1) payment by Alliance HealthCard, Inc. for prescriptions purchased by an Rx Card Holder or a Basic Card Holder; (2) full and complete copies of certain reports, including Utilization Summary Report, Customer Inquiry Report, Cancellation Report, and Membership Information Report; and (3) damages for fraud. The amount of the claim sought is $75,000. Other relief sought includes attorney fees, interest and arbitration costs.

We are vigorously defending all claims made by Bankers Fidelity Life Insurance Company. The Demand for Arbitration is still in the discovery stage and therefore it is not possible at this time to determine the outcome or the effect, if any, that the outcome may have on our results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our shareholders during the three months ended September 30, 2007.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock began trading on the Over the Counter Bulletin Board in January 2001. As of November 26, 2007 there were 127 holders of record of Alliance Common Stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Alliance Common Stock as reported on the Over the Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2007
First Quarter ended December 31, 2006	$1.35	$0.42
Second Quarter ended March 31, 2007	$1.90	$1.10
Third Quarter ended June 30, 2007	$2.20	$1.61
Fourth Quarter ended September 30, 2007	$2.00	$1.61
Year ended September 30, 2006
First Quarter ended December 31, 2005	$1.01	$0.77
Second Quarter ended March 31, 2006	$1.01	$0.80
Third Quarter ended June 30, 2006	$0.85	$0.72
Fourth Quarter ended September 30, 2006	$0.85	$0.55

DIVIDEND POLICY

We have never paid cash dividends or made other cash distributions to common stock shareholders, and do not expect to declare or pay any cash dividends in the foreseeable future. For financial reporting purposes, distributions made to BMS shareholders prior to the merger were treated as dividends for financial reporting purposes. These dividends and distributions totaled $8,243,218 and $1,130,160 for the fiscal years ended September 30, 2007 and 2006 respectively.

In connection with the merger with BMS, the Company gave the majority shareholders notes totaling $7,147,000 which bore interest at 1% per annum. After discounting the notes to adjust for the effect of the below-market interest rates, the notes were recorded on the Company’s financial statements at $6,666,417. The issuance of these notes, net of discounts was treated as a dividend distribution to the BMS shareholders. During the year ended September 30, 2007 the Company made principal and interest payments on these notes totaling $1,222,382. In addition, the Company also made $1,576,801 in additional cash distributions to the BMS shareholders. We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of its business. Payments of dividends in the future will depend upon our growth, profitability, financial condition and other factors that our Board of Directors may deem relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since formation in 1998 we have been a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. In February 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiaries, Benefit Marketing Solutions, L.L.C. (BMS) and BMS Insurance Agency, L.L.C., (BMS Agency). BMS is one of the largest membership plan providers to dealers in the rental-purchase industry. For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. Additional intangible assets and goodwill totaling $2,294,269 were recorded on the financial statements as of the merger date reflecting the fair market value of Alliance HealthCard, Inc. in excess of its identifiable net tangible and intangible assets as of the date of the merger. While we continue to market our health oriented programs, the merger-acquisition has greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. We sell our membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is now a leading provider of value added membership plans sold in conjunction with a point-of-sale transactions.

BMS was formed in February 2002 and designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations on a nation-wide basis. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. BMS is one of the largest membership plan providers to dealers in the rental-purchase industry market space. The point-of-sale membership plans are sold through more than 4,800 locations in the U.S. and Puerto Rico.

In connection with the merger-acquisition of BMS Holding Company, was accounted for as a reverse merger-acquisition with Alliance HealthCard as the legal acquirer and BMS Holding Company as the accounting acquirer. Under the accounting treatment, the historical operations of BMS Holding Company and its subsidiaries, BMS and BMS Agency, became ours and our the former operations and assets and liabilities were deemed purchased by BMS Holding Company. Therefore, the historical operations contained in this report are those of BMS Holding Company and its subsidiaries. In connection with the reverse merger, the BMS shareholders received notes totaling $6,666,417 net of discounts due to the below market rate of interest, all of which were treated as dividend distributions to the BMS shareholders.

Results of Operations

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Revenue increased $3.5 million, or 24%, to $17.6 million for the year ended September 30, 2007, compared to revenue of $14.2 million for the same prior year period. The $3.5 million increase consisted of an increase for BMS of $1.7 million attributable to the following: a) $.8 million from a major client due to an increase in membership sales; b) $.5 million from a company acquired in December, 2005; and c) $.4 million from new and existing client business. Alliance HealthCard was responsible for the remaining increase of $1.7 million.

Gross profit increased $2.0 million, or 48%, to $6.1 million for the year ended September 30, 2007 compared to $4.1 million for the prior year end. Gross profit as a percentage of revenue increased to 34% for the year ended September 30, 2007 compared to 29% for the same prior year period. The increase of $2.0 million was attributable to additional revenue plus a major reduction in direct costs for BMS mostly attributable to the conversion of its membership service and fulfillment function to Alliance HealthCard beginning in April, 2007. These services had been outsourced in the past.

Sales and marketing expenses increased $.2 million, or 32%, to $.9 million for the year ending September 30, 2007, compared to $.7 million for the year ending September 30, 2006. Sales and marketing expenses as a percentage of revenue were 5.0% for the years ended September 30, 2007 and 2006. The increase consisted of $.1 million for BMS and $.1 million for Alliance HealthCard. The BMS increase was attributable primarily to increases in compensation and commission expense.

Depreciation and amortization expense increase by $.3 million to $.3 million for the year ended September 30, 2007 due primarily to the amortization of customer lists acquired in the Alliance Healthcard reverse merger.

General and administrative expenses increased $1.7 million, or 139%, to $2.9 million for the year ending September 30, 2007 compared to $1.2 million for the prior year. General and administrative expenses as a percentage of revenue were 17% and 9% for the years ended September 30, 2007 and 2006, respectively. The BMS increase of $.6 million was for compensation expense of $.4 million for additional personnel and increases in compensation, professional fees of $.1 million for accounting and legal fees as a result of the merger, and other expenses of $.1 million. Alliance HealthCard was responsible for the remaining increase of $.9 million including professional fees of $.2 million fees directly related to the merger.

The Company recognized net income tax expense of $.5 million for the fiscal year ended September 30, 2007 compared to zero for the prior year. This was due primarily to the fact that the BMS operations for fiscal 2006 and for the first five months of fiscal 2007 were taxed at the shareholder level and were not subject to tax at the corporate level.

The Company reported net income prior to dividends of $1.4 million for the year ended September 30, 2007 compared to $2.3 million for the same prior year. Net income (loss attributable to ) common shareholders was ($6.8) million for fiscal 2007 as compared to $1.1 million for fiscal 2006. Total dividends recorded in connection with the notes to former BMS shareholders totaled $8.2 million during fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had cash and cash equivalents of $2.3 million and working capital of ($1.9) million. Cash provided by operating activities was $2.0 million for the year ended September 30, 2007 and $2.5 million for the year ended September 30, 2006. The decrease of $.5 million was primarily attributable to the Merger.

Cash flows provided by investing activities was $1.0 million for the year ended September 30, 2007 compared to $.5 million for the same prior year period. The increase of $.5 million was primarily a result of the merger.

Cash flows used in financing activities was $2.7 million for the year ended September 30, 2007 compared to $1.1 million for the prior year.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm - Murrell, Hall, McIntosh & Co., PLLP, 2007

Report of Independent Registered Public Accounting Firm - Miller Ray Houser & Stewart LLP, 2006

Consolidated Balance Sheets as of September 30, 2007 and 2006

Consolidated Statements of Operations for the years ended September 30, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Alliance HealthCard, Inc.

We have audited the accompanying consolidated balance sheet of Alliance HealthCard, Inc. and subsidiaries, as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance HealthCard, Inc. and subsidiaries as of September 30, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma

January 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Alliance HealthCard, Inc.

We have audited the accompanying consolidated balance sheet of Alliance HealthCard, Inc. and subsidiary, as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. and subsidiary as of September 30, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Miller Ray Houser & Stewart LLP

Atlanta, Georgia

December 15, 2006

Alliance HealthCard, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,274,411	$1,940,178
Accounts receivable, net	2,389,541	1,563,451
Prepaid expenses	33,666	—

Total current assets	4,697,618	3,503,629
Notes receivable-related parties	11,070	293,445
Furniture, fixtures and equipment, net	131,969	100,509
Goodwill	2,746,945	455,000
Intangibles—Customer lists, net	2,212,220	—
Deferred income taxes and other	432,637	9,351

Total assets	$10,232,459	$4,361,934

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,441,703	$1,882,923
Accrued salaries and benefits	129,525	—
Claims liability	260,300	90,399
Deferred revenue	911,588	—
Line-of-credit	149,980	150,000
Current portion of notes payable to related parties	2,382,333	—
Other accrued liabilities	1,323,877	87,742

Total current liabilities	6,599,306	2,211,064
Long term liabilities:	—	—
Notes payable to related parties, net of current portion shown above	3,200,055	—

Total long term liabilities	3,200,055	—

Total liabilities	9,799,361	2,211,064
Commitments		—
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,647,763 and 10,000,000 shares issued and outstanding at September 30, 2007 and September 30, 2006, respectively	14,647	10,000
Additional paid-in-capital	6,677,567	1,553,420
Retained earnings	(6,259,116)	587,450

Total stockholders’ equity	433,098	2,150,870

Total liabilities and stockholders’ equity	$10,232,459	$4,361,934

See the accompanying summary of significant accounting policies and the notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries

Consolidated Statements of Operations

	Twelve Months Ending September 30,
	2007	2006
Net revenues	$17,608,747	$14,157,108
Direct costs	11,541,715	10,047,869

Gross profit	6,067,032	4,109,239
Marketing and sales expenses	916,820	693,566
Depreciation and amortization expense	343,621	40,908
General and administrative expenses	2,877,099	1,189,914

Operating income	1,929,492	2,184,851

Other income (expense):
Other income	71,132	80,091
Other expense	(148,972)	(13,091)

	(77,840)	67,000

Net income before income taxes	1,851,652	2,251,851

Provision for income taxes
Current	589,000	—
Deferred tax (benefit)	(134,000)	—

Total provision for income taxes	455,000	—

Net income	$1,396,652	$2,251,851
Less dividends and distributions	8,243,218	1,130,160

Net income (loss) available for common stock	$(6,846,566)	$1,121,691

Per share data:
Basic income	$(0.47)	$0.11

Basic weighted average shares Outstanding	14,548,804	10,000,000

See accompanying summary of significant accounting policies and notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2005	10,000,000	$10,000	$1,553,420	$(534,241)	$1,029,179
Dividends	—	—	—	(1,130,160)	(1,130,160)
Net income	—	—	—	2,251,851	2,251,851

Balance at September 30, 2006	10,000,000	$10,000	$1,553,420	$587,450	$2,150,870
Stock issued in connection with merger	4,524,263	4,524	4,972,165	—	4,976,689
Stock issued to consultant on February 28, 2007	20,000	20	21,980	—	22,000
Stock options issued to consultant on February 28, 2007	—	—	55,000	—	55,000
Stock options exercised on August 16, 2007	103,500	103	75,002	—	75,105
Net income	—	—	—	1,396,652	1,396,652
Dividends	—	—	—	(8,243,218)	(8,243,218)

Balance at September 30, 2007	14,647,763	$14,647	$6,677,567	$(6,259,116)	$433,098

See accompanying summary of significant accounting policies and notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For The Year Ending September 30,
	2007	2006
Cash flows from operating activities
Net income	$1,396,652	$2,251,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,621	40,908
Deferred tax (benefit)	(134,000)	—
Stock issued to consultant	22,000	—
Stock options issued to consultant	55,000	—
Amortization of loan discount to interest expense	107,138	—

Change in operating assets and liabilities:
Accounts receivable	(540,708)	(81,927)
Notes receivable	282,375	—
Prepaid expenses	216,676	(1,144)
Other long term assets	1,200	—
Due from related parties	—	(1,350)
Accounts payable	(850,381)	217,030
Accrued salaries and benefits	57,366	—
Deferred revenue	82,584	—
Claims and other accrued liabilities	1,002,471	61,376

Net cash provided by operating activities	2,041,994	2,486,744

Cash flows from investing activities
Cash received from merger	1,065,528	—
Purchase of equipment	(80,426)	(47,824)
Purchase of business	—	(475,000)

Net cash provided by investing activities	985,102	(522,824)

Cash flows from financing activities
Dividends and distributions paid out	(2,767,968)	(1,130,160)
Stock options exercised	75,105	—

Net cash used by financing activities	(2,692,863)	(1,130,160)

Net increase in cash and cash equivalents	334,233	833,760
Cash at beginning of period	1,940,178	1,106,418

Cash at end of period	$2,274,411	$1,940,178

See accompanying summary of significant accounting policies and notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

1. Description of the Business

We were founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, we completed a merger with Benefit Marketing Solutions, L.L.C., (BMS) who the largest membership plan provider to dealers in the rental-purchase industry. For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. Customer lists of $2,500,000 and goodwill of $2,291,945 were recorded on the financial statements as of the merger date reflecting the fair market value of Alliance HealthCard, Inc. in excess of its identifiable net tangible assets as of the date of the merger. In connection with this merger, the BMS shareholders received notes totaling $7,147,000 net of discounts of $480,583. The issuance of these notes was treated as dividend distributions to the BMS shareholders. The terms of these notes were modified subsequent to year end to defer the measurement periods for certain operating targets by one year. While we continue to market our successful health oriented programs, the merger has greatly expanded its business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. The company sells its membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is now a leading provider of value added membership plans sold in conjunction with point-of-sale transactions. Please refer to (Note 4. Mergers and Acquisitions) for additional information.

BMS was formed in February 2002 and is a national membership program benefits organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. BMS is the largest membership plan provider to dealers in the rental-purchase industry market space. The point-of-sale membership plans are sold through more than 4,800 locations in the U.S. and Puerto Rico.

2. Summary of Significant Accounting Policies

Basis of Presentation

The historical financial statements prior to February 28, 2007 are those of BMS, the accounting acquirer in the merger. The historical financial statements of BMS have been adjusted for the effect of the recapitalization which took place at the time of the reverse merger. Activity after February 28, 2007 includes the consolidated activities of the merged company.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies,  (continued)

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries BMS Holding Company, Inc. and Alliance HealthCard of Florida, Inc. BMS Insurance Agency, L.L.C. (the “Agency”), a wholly owned subsidiary of BMS Holding Company, qualifies for consolidation as a VIE of the Company under the provisions of FIN 46. The Agency was formed to comply with the State of Oklahoma regulations for insurance agencies. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Fair Values of Financial Instruments

The Company has a number of financial instruments, consisting of cash and various receivables and payables. None of the financial instruments are held for trading purposes. The Company estimates that the fair value of these instruments at September 30, 2007 does not materially differ from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

Cash and Cash Equivalents

For the purposes of the balance sheets and statements of cash flows, the Company considers investments purchased with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivables are recorded net of an allowance for doubtful accounts established to provide for losses on un-collectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $5,632 for the year ended September 30, 2007 and zero for the year ended September 30, 2006. There was not any bad debt expense recorded for the years ended September 30, 2007 and 2006.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies,  (continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful life of each asset which range from three to five years. Major additions and enhancements are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. When property is retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized.

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

Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over sixty months, the estimated useful life of this list. Amortization of customer lists totaled $291,669 during the fiscal year ended September 30, 2007.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2007, the Company recognized no impairment losses related to the realization of its intangible assets.

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

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies,  (continued)

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

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007.

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of September 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of September 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies,  (continued)

Income Taxes,  (continued)

significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

Revenue Recognition

In general, members’ income is recognized in the period in which it is earned. Membership fees are generally paid to the Company on a monthly or annual basis. Membership fees paid in advance are recognized monthly over the applicable membership term.

Advertising Expense

The Company’s advertising is non-direct and the costs are expensed as incurred. During the years ended September 30, 2007 and 2006, the Company incurred $15,989 and $56,750 of advertising expense, respectively.

Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R) as the Company had not outstanding share awards as of the date of adoption.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies,  (continued)

Recent Accounting Pronouncements,  (continued)

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company does not expect its implementation to be material to its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 had no impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of October 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

3. Supplemental Cash Flows Information

Cash payments for interest and income taxes and other non cash transactions for the year ended at September 30, were as follows:

	2007	2006
Interest	$41,262	$13,091
Income taxes paid	$528,677	$—

Other non cash transactions are as follows:
Issuance of 4,524,263 shares of common stock for the acquisition of Alliance HealthCard, Inc., in connection with the reverse merger	$4,976,689	$—

Issuance of stock and options to consultants	$77,000	$—

Notes, net of discount issued for dividends to BMS shareholders	$6,666,417	$—

4. Mergers and Acquisitions

On February 28, 2007, Alliance HealthCard, Inc. (“Alliance”) consummated a merger (the “Merger”) by and among Alliance, AHC—Benefit Marketing Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of Alliance (“Merger Sub”); BMS Holding Company, Inc., an Oklahoma corporation (“BMS”). As a result of the Merger, BMS merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly-owned subsidiary of Alliance. Although in form Alliance acquired BMS, as a result of the Merger the outstanding shares of BMS common stock were converted into 10,000,000 shares of common stock of Alliance representing approximately 69% of the total number of shares of common stock of Alliance outstanding following the Merger. Three original promissory notes (the “Notes” and each a “Note”) were made and issued by the Company to three former BMS shareholders in the aggregate amount of $7,147,000. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum (the “Contract Rate”) with such interest payable quarterly. The principal and interest on the Original Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. On January 10, 2008, pursuant to an agreement among us and three former BMS shareholders Original Notes were cancelled, and we issued new promissory notes to three former BMS shareholders in the principal amount of totaling $5,113,177 (the “New Notes”). The principal amounts of the New Notes are equal to the outstanding balances respectively owed to the holders of the Original Notes at the time the Original Notes were cancelled less a reduction of $247,073 for the CAPIC requirement. The cancellation of the Original Notes and the issuance of the New Notes were approved by the disinterested members of our board of directors. These revised notes modified the terms to defer the measurement periods by one year to the fiscal years ending September 30, 2008, September 30, 2009 and converted to quarterly review thereafter. Had this modification not been made, the principal amount of these notes would have been reduced by $3,257,357 based upon the operating results for the fiscal year ended September 30, 2007.

For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. These notes, net of the discount related to the below market interest rates were treated as dividend distributions to the BMS shareholders. A recap of distributions made to the BMS shareholders is as follows.

	Fiscal Year Ended September 30,
	2007	2006
Issuance of notes, net of discount	$6,666,417	$—
Cash distributions made	1,576,801	1,130,160

	$8,243,218	$1,130,160

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

4. Mergers and Acquisitions  (continued)

The aggregate purchase price of the former Alliance HealthCard, Inc., was determined to be $4,976,689 which was determined based on the fair market value of the 4,525,263 shares it had outstanding at the date of the merger.

The following table presents the allocation of the acquisition costs, to the assets acquired and liabilities assumed, based on fair market values:

Current assets	$1,860,252
Property and equipment	3,624
Other assets	39,637
Customer lists	2,500,000
Goodwill	2,291,945

Total assets acquired	6,695,458

Current liabilities assumed	1,718,769

Total liabilities assumed	1,718,769

Net assets acquired	$4,976,689

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained.

The following un-audited pro forma consolidated results of operations have been prepared as if the acquisition of Alliance Healthcard, Inc. had occurred on October 1, 2005:

	Fiscal year ended September 30,
	2006	2007
Net revenues	$14,505,365	$18,864,178
Net income before dividend distributions	$3,346,190	$1,587,550
Net income (loss) attributable to common shareholders	$3,346,190	($6,655,668)
Net income per share - Basic	$0.33	($0.46)
Net income per share - Diluted	$0.33	($0.46)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

4. Mergers and Acquisitions  (continued)

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

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company does not amortize goodwill. Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. The Company has recorded $2,500,000 for customer lists and $2,291,945 for goodwill in connection with the merger consummated on February 28, 2007.

Under FASB 142 the Company is required to test goodwill for impairment on an annual basis. Using the discounted cash flow method, the Company determined that the goodwill was not impaired on September 30, 2007.

In December 2005, the BMS acquired substantially all of the net assets of Foresight, Inc. (“Foresight”). The purchase price consisted of a cash payment of $475,000. The acquisition of Foresight expands the Company’s membership programs.

The allocation of the purchase price for this acquisition, as of the date of acquisition, is as follows:

Goodwill	$455,000
Non-competition agreement	10,000
Software	10,000

$475,000

The software and the non-competition agreement are being amortized over 3 years. Amortization expense of the non-competition agreement was $3,408 and $2,703 for 2007 and 2006, respectively. The accompanying financial statements include the operations of Foresight for the fiscal year ended September 30, 2007 and for the period from December 1, 2005 through September 30, 2006.

The following un-audited pro forma consolidated results of operations have been prepared as if the acquisition of Foresight, Inc. had occurred on October 1, 2005:

Fiscal year ended September 30, 2006
Net revenues	$14,505,365
Net income	$3,346,190
Net income per share – Basic	$0.33
Net income per share – Diluted	$0.33

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

5. Notes Payable to Related Parties

In connection with the merger with BMS, three promissory notes were issued by the Company to former BMS shareholders in the aggregate amount of $7,147,000. The notes are dated March 1, 2007 and bear interest at 1% per annum. The carrying amount of these notes was discounted to $6,666,447 to adjust for the below market interest rate carried by the notes.

Principal and accrued interest shall be due and payable in twelve (12) consecutive quarterly installments commencing on May 15, 2007 and on each August 14, November 14, February 14 and May 15 of each year thereafter and in full on February 14, 2010, if not previously paid. Any payment of principal and interest shall be applied first to the payment of interest due on the outstanding principal sum and the balance thereof shall be applied in reduction of principal sum. Notwithstanding the foregoing and any other provision in this Note, in the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be less (“Actual EBITDA”) than Four Million Two Hundred Dollars ($4,200,000) (the “Targeted EBITDA”), then the principal amount of these notes are be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period falls short of the Targeted EBITDA and the adjusted principal balance of this notes will then be amortized over the remaining term of the Note in accordance with the foregoing payment terms. To comply with this provision, the note principal on these notes would have been reduced by $3,257,357 as of September 30, 2007.

In addition to the foregoing, after the consummation of the transactions contemplated by the Merger Agreement, the principal amount of these notes shall be reduced dollar for dollar by any loss incurred by BMS Insurance Agency, L.L.C., a BMS Holdings’ affiliate, resulting from contingent commissions being held by Caribbean American Property Insurance Company (“CAPIC”) pending receipt of a non-resident license from the Puerto Rico Department of Insurance. Any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods shall inure on a pro-rata basis to the benefit of the note holders. After any decrease or increase in the principal amount of these notes related to post-closing payments to or from CAPIC, the adjusted principal balance of these notes will be amortized over the remaining term of the notes in accordance with the foregoing payment terms. To comply with this provision, the note principal on these notes was reduced by $247,073 as of September 30, 2007.

For financial reporting purposes, the issuance of these notes was treated as a dividend to the former BMS shareholders.

Pursuant to discussions between the note holders and the disinterested directors of the Company, on January 10, 2008 the old notes were cancelled and replaced by new notes reflecting the unpaid principal balance but modifying the measurement periods to be deferred by one year to the fiscal years ending September 30, 2008, September 30, 2009 and converted to quarterly reviews thereafter. Management felt that these deferred periods more appropriately tie the payment obligations to the Company’s performance since the initial period did not reflect an entire year and also contained several merger related one time expenses. Several additional provisions were added to allow for adjustments if necessary. Had this modification not been made, the principal balance of the notes would have been reduced by $3,257,357 based upon operating results of the fiscal year ended September 30, 2007. The new notes were issued in the aggregate amount of $5,113,177 representing the unpaid principal balances on the original notes on that date before the above described note adjustments.

Terms of the new notes are as follows:

Principal payments due on these notes for each of the next three years are as follows:

Fiscal year ended September 30	Amount Due
2008	$2,382,333
2009	2,382,333
2010	817,722

6. Line of Credit

BMS secured a line of credit with Republic Bank & Trust for $150,000, secured by the personal guarantee of Mr. Brett Wimberley with interest of the Wall Street Journal prime plus 1%, which was 8.75% and 9.25% at September 30, 2007 and 2006, respectively. The credit agreement was renewed on December 19, 2006 with a new maturity date of December 19, 2007 and bears an interest rate of the Wall Street Journal prime rate plus 1% per annum to be adjusted daily.

The unpaid principal balance on the line of credit was $149,980 and $150,000 at September 30, 2007 and 2006, respectively.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

7. Furniture and Equipment

Furniture and equipment consists of the following at September 30, 2007 and 2006:

	September 30,
	2007	2006
Furniture, fixtures and equipment	$299,087	$99,097
Website and video training	33,595	32,955
Software	71,691	62,076
Leasehold improvements	12,686	2,500

	417,059	196,628
Less: accumulated depreciation and amortization	(285,090)	(96,119)

	$131,969	$100,509

8. Stock Options

In conjunction with certain employment and consulting agreements, the Company granted stock options relating to 122,500 shares of Common Stock for the year ending September 30, 2007. The Company did not issue any stock options for the year ended September 30, 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R requires companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”)

Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and disclose the pro forma effects on net income had the fair value of these options been expensed.

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

Expected volatility	.1
Dividend yield	0%
Risk free interest rate	4.9%
Expected lives	10 Years

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

8. Stock Options,  (continued)

Information regarding the options is as follows:

	Weighted Average Exercise Price	Options Outstanding	Options Exercisable
Assumed in connection with reverse merger		1,766,896	1,758,900
Granted	$1.01	122,500	90,000
Forfeited	$0.88	(84,500)	(84,167)
Exercised	$0.73	(103,500)	(103,500)
Became exercisable	$1.04	—	7,663

Balance, September 30, 2007		1,701,396	1,668,896

There were 122,500 options granted for the year ended September 30, 2007. There were not any options granted for the year ended September 30, 2006. Alliance Healthcard, Inc. had 1,776,896 options outstanding on the merger date. The exercise price on these options ranged from $0.23 to $1.50 with an average weighted remaining contractual life of 4.8 years with an average exercise price of $0.89. The following table summarizes information about stock options outstanding at September 30, 2007.

Range of exercise price	$0.23-$1.50
Number outstanding	1,701,396
Weighted average remaining contractual life	5.4 Years
Weighted average exercise price	$0.91

During the year ending September 30, 2007, there were 103,500 options exercised.

For options granted and vested prior to the effective date of SFAS 123R, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but disclose the pro forma effects on net income had the fair value of these options been expensed. Since no options were granted during the fiscal year ended September 30, 2006, there was no pro forma effect on net income during the fiscal years ended September 30, 2007 or 2006 from the adoptions of SFAS No. 123 (R).

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

9. Income Taxes

During the fiscal year ended September 30, 2006 and for the five months ended February 28, 2007, the taxable income and expenses of BMS (the reporting entity for financial reporting purposes) flowed though and was reported at the shareholder level. Components of income tax expense for the fiscal year ended September 30, 2007 are as follows:

Current income tax expense
Federal	$513,000
State	76,000

Total current income tax expense	589,000

Deferred income tax (benefit)
Federal	(117,000)
State	(17,000)

Total deferred income tax (benefit)	(134,000)

Net income tax expense	$455,000

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US federal income tax rate to income before taxes is as follows:

	Fiscal Year Ended September 30,
	2007	2006
Computed tax at federal statutory rate of 34%	$629,561	$765,629

State income taxes	111,159	112,593

Less tax effect of earnings reported at the shareholder level	(300,157)	(878,222)

Tax effect of non deductible amortization of intangible assets	113,751	—

Tax effect of utilization of NOL	(81,305)	—

Decrease in deferred tax revenues	(46,942)	—

Other	28,933	—

Provision for income taxes	$455,000	—

Effective tax rate	23%	0%

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

9. Income Taxes, continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2007 are as follows:

Deferred income tax assets

Tax effect of vacation accruals not deductible for income tax reporting purposes	$13,000
Tax effect of book depreciation in excess of tax depreciation	142,000
Tax effect of revenue deferred for financial reporting purposes	356,000
Tax effect of NOL carryover	682,000

Total deferred tax assets	1,193,000
Less Valuation allowance	(800,000)

Net Deferred income tax asset at September 30, 2007	$393,000

In connection with the acquisition of Alliance HealthCard, Inc., the Company allocated $259,000 of the purchase price to deferred income tax assets.

As of September 30, 2007, Alliance HealthCard, Inc. had a net operating loss carry-forward of approximately $1,750,000 which will expire as follows:

Fiscal year ended September 30,

2021	$847,000
2023	903,000

10. Earnings Per Share

Basic earnings per common share for the years ended September 30, 2007 and 2006 were calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share for the years ended September 30, 2007 and 2006 were calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus the dilutive potential common shares:

	Fiscal Year Ended September 30,
	2007	2006
Weighted-average common shares	14,548,804	10,000,000
Effect of dilutive securities
Options to purchase common stock	—	—
Diluted potential common shares	14,548,804	10,000,000

There were no options outstanding as of September 30, 2006 and the effect of options outstanding at September 30, 2007 were antidilutive as the Company had a net loss available to common shareholders. Therefore there were no differences in basic and diluted shares outstanding for the fiscal years ended September 30, 2007 and 2006.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

10. Earnings Per Share,  (continued)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted, represent the potential dilutive effect of the securities.

11. Related Party Transactions

We lease the space for our offices in Norcross, Georgia under a lease that expires in October 2009. The lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, an Executive Vice President and Director of the Board of the Company. The total space consists of approximately 8,712 square feet and NovaNet leases approximately 3,902 square feet of that space. The lease was executed on May 1, 2004, amended on December 16, 2004 with a revised termination date of October 31, 2009.

BMS leases the space for its office in Norman, Oklahoma under a lease that expires April 30, 2008. The total space consists of approximately 5,550 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, a Director and Chief Operating Officer of the Company. The lease was executed on May 1, 2005, amended on August 1, 2006 and expires on April 30, 2008.

The Company’s rent expense associated with related party transactions was approximately $127,321 and $62,898 for the years ending September 30, 2007 and September 30, 2006 respectively.

The Company’s share of the minimum future rental payments due under the non-cancelable operating lease arrangements is as follows:

Year Ending September 30,	Amount
2008	142,043
2009	98,233
Thereafter	8,203

Total	$248,479

In connection with the Merger, three promissory notes were issued to former BMS shareholders in the aggregate amount of $7,147,000. Total payments, made under these notes for the year ending September 30, 2007 was $1,222,382.

The Company paid approximately $425,713 for the year ending September 30, 2007 relating to printing and card member fulfillment services provided by one company related indirectly through common ownership. Rent expense for the fiscal years ended September 30, 2007 and 2006 was $127,321 and $62,898 respectively.

12. Claims Liability

The Company has an obligation for claims incurred but not reported (“IBNR”) as of September 30, 2007 and 2006. The liability is estimated using current claims payment information. As of September 30, 2007 and 2006, the Company had IBNR of $260,300 and $90,399 respectively. It is the Company’s policy to reserve the necessary funds in order to pay claim obligations as they become due in the future.

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

13. Concentration of Credit Risk Arising

The Company uses financial institutions in which it maintains cash balances, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company’s uninsured cash balance totaled $2,135,379 and $2,056,982 at September 30, 2007 and 2006, respectively.

Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with one customer. Approximately 53% and 81% of total accounts receivable was due from one customer as of September 30, 2007 and 2006, respectively. Approximately 62% and 69% of total sales was generated from the same customer for the years ending September 30, 2007 and 2006, respectively.

Approximately 87% and 84% of the total accounts payable relate to three parties for the years ended September 30, 2007 and 2006, respectively.

14. Defined Contribution Plan

The Company implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective August 1, 2007 the Company implemented a Non-elective Contribution to the Plan of 50% up to 6% of the employee’s contribution. The Non-elective Contribution will be allocated to all employees eligible to participate in the Plan. The Non-elective Contributions are subject to a vesting schedule that takes five years of service to become 100% vested. All accounts are participant-directed accounts. The Company made Non-elective Contributions of $9,627 for the year ended September 30, 2007.

15. Selected Quarterly Financial Data (Un-audited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$3,655,450	$4,137,161	$4,762,984	$5,053,152
Gross profit	$1,022,018	$1,339,914	$2,232,017	$1,473,083
Net income (loss) prior to dividends	$214,532	$723,959	$705,359	$(247,198)
Dividends and distributions	$1,576,801	$6,666,417	$—	$—
Net income (loss) available for common shareholders	$(1,362,269)	$(5,942,458)	$705,359	$(247,198)
Diluted net income per share	$(0.09)	$(.41)	$0.05	$(0.02)

2006
Revenue	$3,530,360	$3,401,269	$3,592,708	$3,632,771
Gross profit	$1,349,100	$940,278	$1,034,600	$785,262
Net income	$950,574	$462,508	$568,115	$270,667
Diluted net income per share	$0.07	$0.03	$0.04	$0.02

Alliance HealthCard, Inc. & Subsidiaries

Notes to Consolidated Financial Statements, Continued

16. Legal Proceedings

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

Bankers Fidelity Life Insurance Company seeks the following relief: (1) payment by Alliance HealthCard, Inc. for prescriptions purchased by an Rx Card Holder or a Basic Card Holder; (2) full and complete copies of the following Reports: Utilization Summary; Customer Inquiry Report, Cancellation Report, and Membership Information Report; and (3) damages for fraud. The dollar amount of the claim sought is $75,000. Other relief sought includes attorney fees, interest and arbitration costs.

The Company intends to vigorously defend all claims made by Bankers Fidelity Life Insurance Company. The Demand for Arbitration is in the discovery stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition. The Company has accrued approximately $110,000 for the potential liability.

17. Subsequent Events

On November 6, 2007, the Company announced its intention to purchase the supplemental benefits division of HealthExtras. HealthExtras has marketed supplemental benefits through financial institutions and credit card issuers for over 8 years. Some of the product lines include Disability, Accidental Death, and Medical Accident. The business unit brings working experience with top credit card issuers and a customer base of more than 150,000 active members. The acquisition is anticipated to occur in the first quarter of 2008.

On January 10, 2008, pursuant to an agreement among three former BMS shareholders and us, the Original Notes were amended, and we issued new promissory notes to the former BMS shareholders in the original principal amount of $2,144,100, $2,144,100, and $1,072,050, respectively (the “New Notes”). The principal amounts of the New Notes are equal to the outstanding balances respectively owed to the holders of the Original Notes at the time the Original Notes were amended. The amendment of the Original Notes and the issuance of the New Notes were approved by the disinterested members of our board of directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

With the recommendation and approval of our Audit Committee of the Board of Directors, effective October 1, 2007, we engaged the firm of Murrell, Hall, McIntosh & Co., PLLP as our independent registered public accounting firm effective October 1, 2007.

The engagement of Miller Ray Houser & Stewart, LLP as the principal accountant to audit the registrant’s financial statements was discontinued on October 1, 2007. Miller Ray Houser & Stewart, LLP’s reports on the financial statements of the Company for each of the years ended September 30, 2006 and 2005 did not contain an adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change the independent registered accountants was recommended and approved by the Audit Committee of the Board of Directors of the Company. There were no disagreements with Miller Ray Houser & Stewart, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Miller Ray Houser & Stewart, LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

With the exception of not properly accounting for the reverse merger with BMS on February 28, 2007 our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

ITEM 8A(T). CONTROLS AND PROCEDURES

Because this report is for the fiscal year ended September 30, 2007, Item 8A(T) is not applicable.

ITEM 8B. OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2007 was reported on Form 8-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSIONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers and directors. Directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by our Board of Directors and serve at its discretion. Our Bylaws provide that the Board of Directors shall consist of that number of members as the Board of Directors may from time to time determine by resolution or election, but not less than five and not more than seven. Our Board of Directors currently consists of six individuals.

Name	Age	Position
Danny C. Wright	56	Chairman of the Board of Directors and Chief Executive Officer

Brett Wimberley	44	Director and Chief Operating Officer

Rita W. McKeown	54	Chief Financial Officer and Treasurer

Robert D. Garces	58	Director and Executive Vice President

Thomas W. Kiser	42	Director and Executive Vice President

Susan Matthews	49	Executive Vice President of Sales and Marketing

Bradley W. Denison	47	Senior Vice President, General Counsel, and Secretary

David Huguelet	48	Senior Vice President New Business Development

Howard Chandler, Jr. M.D.(1)	46	Director

Larry G. Gerdes(1)	58	Director

(1)	Member of the Audit and Compensation Committees

Danny C. Wright has served as our Chairman of the Board of Directors and Chief Executive Officer since March 2007 and has served as Chief Executive Officer of our subsidiary, Benefit Marketing Solutions, since January 2003. From 2000 to 2003, Mr. Wright was a principal of Club Source Group (CSG). CSG was the largest independent representative of Foresight, Inc. products and was sold in 1999. In 1989, Mr. Wright co-founded and served as President of Foresight, Inc. until the company sold in December 1999. Mr. Wright led Foresight’s growth from start-up to one of the leading membership plan providers in the rental purchase industry and serving two-thirds of the industry’s locations. Prior to Foresight, Mr. Wright managed warranty terms administration and add-on programs for a regional home and auto retail chain and served in various positions for two insurance carriers.

Brett Wimberley has served as one of our Directors and as Chief Operating Officer since May 2007 and has served as Chief Operating Officer of our subsidiary Benefit Marketing Solutions (BMS) since February 2002. Mr. Wimberley has been President of Southwest Brokers, Inc. since February 1987 and a co-owner of 36th Street Properties, LLC since February 2002; both are commercial real estate companies. Mr. Wimberley served as President of Universal Marketing Services from October 1996 to December 2000 and Foresight, Inc. from December 1999 to December 2000. From January 1990 to September 1996, Mr. Wimberley served in various sales positions for United Bank Services, last as Senior Vice President. Mr. Wimberley holds a BBA and MBA from the University of Oklahoma.

Rita W. McKeown began serving as our Chief Financial Officer in 2000. From 1994 to 1999, Ms. McKeown served as director of finance of Transcend Services, Inc., an Atlanta Georgia healthcare company specializing in patient information management solutions for hospitals and other associated healthcare providers. From 1991 to 1994, Ms. McKeown served as director of accounting of Premier Anesthesia, Inc. From 1981 to 1991, Ms. McKeown held multiple senior accounting positions with HBO & Co in Atlanta. Ms. McKeown is a Certified Public Accountant and received her BBA from Kennesaw State University in Kennesaw, Georgia.

Robert D. Garces has served as one of our Directors and as Executive Vice President since March, 2007. Mr. Garces is a co-founder of Alliance HealthCard, Inc. Prior to our merger-acquisition of BMS Holding Company in February 2007, Mr. Garces served as our Chairman of the Board and Chief Executive Officer since our organization. Mr. Garces also serves as Chairman of NovaNet, Inc., a company he founded in 1994 that provides a network of physicians, hospitals and other ancillary health services to self-insured employers and insurance companies. In 1996, Mr. Garces co-founded Better Image, Inc. a consolidation of Plastic Surgeons around the United States. In 1974, Mr. Garces started the Atlanta Company of Southeastern Medical Consultants, a physician billing and Management Company. During this same period he also founded two companies, which grew into one of the largest physician billing companies in the southeast, ARTAC, a software and receivables management company for hospital business offices and Southern Medical Imaging, a mobile imaging company. In 1989 he developed a physician billing company for anesthesia departments for hospitals.

Thomas W. Kiser has served as one of our Directors and as Executive Vice President since March 2007. Prior to our merger-acquisition of BMS Holding Company in March 2007, Mr. Kiser served as our President and Director since our organization. Mr. Kiser is also a co-founder of Alliance HealthCard, Inc. In 1996, Mr. Kiser founded TWK Enterprises, Inc., a real estate acquisition and development company in Atlanta, Georgia. Mr. Kiser also serves as President of TWK Enterprises, Inc.; however, operations are handled by outside property management, reporting to Mr. Kiser. From 1991 to 1996, Mr. Kiser formed two franchise companies, TC Concepts, Inc. in Orlando, Florida and MKM, Inc. in Atlanta, Georgia, which was sold in 1994 and 1997 respectively. From 1989 through 1991, Mr. Kiser held retail and institutional sales positions with Bear Stearns Company and Shapiro Carter and Company. In 1988, Mr. Kiser joined Marshall and Company, an Atlanta based regional investment banking firm specializing in the private placement and underwriting of securities of small-capitalization southeastern companies. From 1986 through 1988, Mr. Kiser was an assistant manager with Stuart James Co, an investment banking and brokerage company. Mr. Kiser holds a Bachelor of Science degree in economics from Vanderbilt University in Nashville, Tennessee.

Susan Matthews has served as our Executive Vice President since May 2007 and Executive Vice President of Sales & Marketing for our subsidiary Benefit Marketing Solutions since January 2003. From 2000 to 2003, she co-founded Club Source Group, a company formed to market club programs to various industries. Ms. Matthews served as Marketing Director for Foresight, Inc. from 1989 until it was sold in 1999. From 1984 to 1999 she served in various capacities with United Bank Services and Steve Owens & Associates marketing club programs to financial institutions. Ms. Matthews received her BBA from the University of Oklahoma.

Bradley W. Denison joined Benefit Marketing Solutions (BMS) in early 2006 as its General Counsel. Mr. Denison was previously employed by Rent-A-Center, Inc. from 1991-2001 and served as its Senior Vice President and General Counsel from 1998 through 2001. Prior to his employment at Rent-A-Center, Mr. Denison worked extensively in insurance and litigation in private law practice from 1985 through 1991. Prior to his employment with BMS, Mr. Denison was involved in consulting and operating retail businesses. Mr. Denison has a B.S. Business Administration and a Juris Doctorate from the University of Kansas.

David Huguelet has served as the Senior Vice President of New Business Development of Benefit Marketing Solutions since January 2005. From 2003 to 2004 he was a Director of New Business Development for Aon Innovative Solutions, a major provider of extended service contracts to retailers. Mr. Huguelet served as Vice President of Lyndon Insurance Group, a subsidiary of Protective Life, from 2001 to 2003. From 1989 to 2001, Mr. Huguelet served in various capacities, including Business Board Chairman, with American Bankers Insurance Group, now Assurant. From 1984 to 1989, Mr. Huguelet served in various capacities with Household Finance, now HSBC. Mr. Huguelet holds a Bachelor of Science in Business Administration from the University of North Carolina at Greensboro, an MBA from Barry University, a CLU designation and a CPCU designation.

Larry G. Gerdes has served as one of our Directors since February 1, 2001. Mr. Gerdes has served as the President and Chief Executive Officer of Transcend Services, Inc. since May 1993 and as Chairman of the Board since 1995. From 1991 to 1993, Mr. Gerdes was a private investor. Mr. Gerdes serves on the board of Transcend Services, Inc. (TRCR) and CME Group (CME). For the five years prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, including Chief Financial Officer and Executive Vice President.

Howard C. Chandler, Jr., M.D. has served as one of our Directors since 1998. Dr. Chandler is a Board Certified practicing neurosurgeon and is the President and Chief Executive Officer of the Montana Neuroscience Institute, located in Missoula, Montana. He is also founder and Chairman of Interwest Health, LLC, a managed care organization that develops and maintains networks of physicians, hospitals and ancillary health services used by insurance companies and self-insured employers. He has been the program director of the Montana Neurosurgery Symposium since 1995. Dr. Chandler holds a Bachelor of Science degree in chemistry from the University of the South in Sewanee, Tennessee where he graduated cum laude. He completed medical school at Bowman Gray School of Medicine of Wake Forest University in Winston—Salem, North Carolina. Dr. Chandler holds licenses in the states of Montana and Florida. He is a member in good standing of the American Medical Association, Montana Medical Association and the Congress of Neurological Surgeons. Mr. Chandler serves on the board of Treasure State Bank, Inc. (OTCBB: TRSU).

Committees of the Board of Directors

Our Board of Directors has an Audit Committee and a Compensation Committee.

The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. Larry G. Gerdes and Dr. Howard C. Chandler, Jr. are the members of the Audit Committee. Mr. Gerdes qualifies as an “independent director” within the meaning of Rule 4200 of the Nasdaq Stock Market, Inc. marketplace rules. Because Robert D. Garces and Howard Chandler, Jr. are brothers-in-law, Dr. Chandler does not qualify as an “independent director.”

The Compensation Committee reviews and approves compensation and benefits policies and objectives, determines whether our executive officers, directors and employees are compensated according to these objectives, and carries out the responsibilities of our Board of Directors relating to the compensation of our executive officers. The primary goals of our Compensation Committee in setting executive officer compensation are to provide a competitive compensation package that enables us to attract and retain key executives and to align the interests of our executive officers with those of our shareholders and also with our performance. As a result of our recent merger-acquisition of BMS Holding Company, we have new executive officers, including a new Chief Executive Officer. We are also operating in a new industry and may reorganize our previous operations. Accordingly, we expect that in fiscal 2008, our Compensation Committee will review our current policies and practices with respect to executive compensation and make changes as may be necessary to reflect our current position, including the enactment of formal compensation policies. Larry G. Gerdes and Dr. Howard C. Chandler, Jr. currently serve on our Compensation Committee.

Code of Ethics

We have a code of ethics (the “Code”) that applies to members of our Board of Directors, our officers including our president (being our principal executive officer), and our chief financial officer (being our principal financial and accounting officer). The Code sets forth written standards that are designed to deter wrongdoing and to promote

•	honest and ethical conduct,

•

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

The Code may be found on our website at www.alliancehealthcard.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years. A copy of the Code may be obtained by written request addressed to Bradley W. Denison, Corporate Secretary, Alliance HealthCard, Inc., 900 36th Avenue, NW, Norman, Oklahoma 73072.

Compliance with Section 16(a) of the Exchange Act Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the Section 16(a) forms we received covering purchase and sale transactions in our common stock during 2007, we believe that each person who, at any time during 2007, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation that was paid to our Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended September 30, 2007.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year Ended September 30,	Salary $
Danny Wright, Chairman of The Board and Chief Executive Officer	2007 2006	180,358 452,000

Brett Wimberley, Director & Chief Operating Officer	2007 2006	118,817 144,000

Robert Garces, Director & Executive Vice President	2007 2006	149,254 150,984

Outstanding Equity Awards at Fiscal Year-End

During the year ended September 30, 2007, no options to purchase our common stock were exercised by the named executive officers. The following table sets forth information related to the number and value of options held by the named officers at September 30, 2007.

Outstanding Equity Awards at September 30, 2007

	Stock Option Awards
	Number of Common Stock Underlying Options		Option Exercise Price(1)	Option Expiration Date
Name	Exercisable	Unexercisable
Danny C. Wright	-0-	-0-	$-0-	N/A
Brett Wimberley	-0-	-0-	$-0-	N/A
Robert D. Garces	225,000	-0-	$0.83	October 1, 2010
	60,000	-0-	$1.50	May 14, 2012
	50,000	-0-	$1.00	January 1, 2013
	60,000	-0-	$0.68	September 8, 2014
	20,000	-0-	$0.74	September 8, 2014

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on September 30, 2007 was $1.90.

Equity Compensation Plans

2000 Stock Option Plan. For the benefit of our employees, directors and consultants, we have adopted the Alliance HealthCard, Inc. 2000 Stock Option Plan (the “stock option plan” or the “plan”). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes as well as option that do not qualify as incentive stock options, to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 2,806,691. As of September 30, 2007, options exercisable for the purchase of 1,701,396 common stock shares had been granted under the plan.

Our board of directors administers and interprets the plan (unless delegated to a committee) and has authority to grant options to all eligible participants and determine the types of options granted, the terms, restrictions and conditions of the options at the time of grant.

The exercise price of qualifying incentive stock options may not be less than the fair market value of our common stock on the date of grant of the option. The exercise price of options other than those qualifying as incentive stock options may be granted at less than the fair market value of common stock on the date of the grant. Upon the exercise of an option, the exercise price must be paid in full, in cash, in our common stock (at the fair market value thereof) or a combination thereof as permitted under the terms of the agreement evidencing the option.

Options qualifying as incentive stock options, are exercisable only by an optionee during the period ending three months after the optionee ceases to be our employee, a director or non-employee service provider. However, in the event of death or disability of the optionee, the incentive stock options are exercisable for one year following death or disability and in the event of the retirement of the optionee, the Board of Directors may designate an additional period for exercise. In any event options may not be exercised beyond the expiration date of the options. Options may be granted to our key management employees, directors, key professional employees or key professional non-employee service providers. Options granted non-employee directors do not qualify as incentive stock options. No option may be granted after December 31, 2010. Options are not transferable except by will or by the laws of descent and distribution.

Employment Arrangements and Keyman Insurance

In conjunction with our merger-acquisition of BMS Holding Company, we entered into employment agreements with Danny C. Wright, Brett Wimberley, Susan Matthews, Robert D. Garces and Thomas W. Kiser on March 1, 2007.

Pursuant to the employment agreement with Danny C. Wright, he agreed to serve as the President and Chief Executive Officer of our subsidiary, AHC—Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 1007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1 in the year of termination, commencing March 1, 2010. We agreed to pay to Mr. Wright a base annualized salary of $200,000. In addition to the base salary, Mr. Wright is eligible to be considered for annual bonuses to be determined by our Board of Directors.

Pursuant to the employment agreement with Brett Wimberley, he agreed to serve as the Chief Operating Officer of our subsidiary, AHC—Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1 in the year of termination, commencing March 1, 2010. We agreed to pay to Mr. Wimberley a base annualized salary of $175,000. In addition to the base salary, Mr. Wimberley is eligible to be considered for annual bonuses to be determined by our Board of Directors.

Pursuant to the employment agreement with Susan Matthews, she agreed to serve as the Executive Vice President of our subsidiary, AHC—Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 1007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1 in the year of termination, commencing March 1, 2010. We agreed to pay to Ms. Matthews a base annualized salary of $175,000. In addition to the base salary, Ms. Matthews is eligible to be considered for annual bonuses to be determined by our Board of Directors.

Pursuant to the employment agreement with Robert D. Garces, he agreed to serve as one of our executive officers. The term of the agreement commenced on January 1, 2007 and continues through December 31, 2008. We agreed to pay to Mr. Garces a base annualized salary of $155,000, or other amount as Mr. Garces and us may agree. In addition to base salary, Mr. Garces is eligible to be considered for annual bonuses to be determined by our Board of Directors.

Pursuant to the employment agreement with Thomas W. Kiser, he agreed to serve as one of our executive officers. The term of the agreement commenced on January 1, 2007 and continues through December 31, 2008. We agreed to pay to Mr. Kiser a base annualized salary of $135,000, or other amount as Mr. Kiser and us may agree. In addition to base salary, Mr. Kiser is eligible to be considered for annual bonuses to be determined by our Board of Directors.

We do not maintain any key-man insurance covering the death or disability of any of our executive officers

Compensation of Directors

Other than through the receipt of discretionary stock option grants, our directors are not compensated for attending board or committee meetings. Directors who are also our employees receive no additional compensation for serving as directors or on committees. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board.

Officer and Director Liability and Indemnification

As provided by the Georgia Business Corporation Code, each of our directors and officers is not liable to us or our shareholders for any action taken as a director or officer, or any failure to take any action, if the director or officer performed his or her duties in compliance with the Georgia Business Corporation Code. A director is required to shall discharge his or her duties as a director, including those duties as a member of a committee, or an officer in a manner he or she believes in good faith to be in our best interests and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In discharging his or her duties a director or officer is entitled to rely on information, opinions, reports, or statements, including financial statements and other financial data, if prepared or presented by:

•	One or more of our officers or employees whom the director reasonably believes to be reliable and competent in the matters presented;

•	Legal counsel, public accountants, investment bankers, or other persons as to matters the director reasonably believes are within the person's professional or expert competence; or

•	A committee of our Board of Directors of which he is not a member if the director reasonably believes the committee merits confidence.

However, neither a director nor an officer is not entitled to rely on the forgoing if the director or officer has knowledge concerning the matter in question that makes reliance unwarranted.

The provisions of the Georgia Business Corporation Code do not eliminate liability of a director or an executive officer for violations of federal securities laws, nor do they limit our rights or our stockholders’ rights, in appropriate circumstances, to seek equitable remedies including injunctive or other forms of non-monetary relief. These remedies may not be effective in all cases.

The Georgia Business Corporation Code requires us to indemnify all of our directors, officers, employees and agents. Under these provisions, when an individual in his or her capacity as an officer or a director is made or threatened to be made a party to any suit or proceeding, the individual may be indemnified if he or she acted in good faith. These indemnification provisions are not exclusive of any other rights to which the individual may be entitled. Insofar as indemnification for liabilities arising under the Georgia Business Corporation Code or otherwise may be permitted to our directors and officers, we have been advised that in the opinion of the U.S. Securities and Exchange Commission the indemnification is against public policy and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information as to the beneficial ownership of our common stock as of December 21, 2007, and the beneficial ownership of the common stock of (i) each person who is known to us to be the beneficial owner of more than 5% thereof, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among our executive officers, directors and 5% and greater shareholders, except as otherwise indicated by footnote. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the named person has the right to acquire within 60 days of the above-referenced date pursuant to exercise of stock options and other types of purchase rights and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

Name and Address of Beneficial Owner	Shares Owned Of Record(1)	Rights To Acquire	Total Shares	% of Ownership (1)(2)
Danny Wright(3) 900 36th Avenue, NW Norman, Oklahoma 73072	4,000,000	-0-	4,000,000	27.3%

Brett Wimberley(4) 900 36th Avenue, NW Norman, Oklahoma 73072	4,000,000	-0-	4,000,000	27.3%

Susan Matthews(5) 900 36th Avenue, NW Norman, Oklahoma 73072	2,000,000	-0-	2,000,000	13.7%

Robert D. Garces(6) 3500 Parkway Lane, Suite 720 Norcross, Georgia 30092	679,600	415,000	1,094,600	7.3%

Thomas W. Kiser(7) 3500 Parkway Lane, Suite 720 Norcross, Georgia 30092	640,050	380,000	1,020,050	6.8%

Rita W. McKeown(8) 3500 Parkway Lane, Suite 720 Norcross, Georgia 30092	-0-	48,733	48,733	0.3%

David Huguelet(9) 900 36th Avenue, NW Norman, Oklahoma 73072	-0-	4,500	48,733	0.03%

Bradley W. Denison 900 36th Avenue, NW Norman, Oklahoma 73072	-0-	-0-	-0-	-0-

Larry G. Gerdes(10) 3500 Parkway Lane, Suite 720 Norcross, Georgia 30092	176,665	140,000	316,665	2.1%

Howard C. Chandler, Jr.(11) 3500 Parkway Lane, Suite 720 Norcross, Georgia 30092	601,000	149,000	750,100	5.1%

All directors and officers as a group	12,097,415	1,137,233	13,234,648	84.0%

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.
(2)	Rounded to the nearest one-tenth of one percent, based upon 14,627,763 shares of common stock outstanding.

(3)	Mr. Wright is our Chairman of Board of Directors and Chief Executive Officer.
(4)	Mr. Wimberley is one of our directors and our Chief Operating Officer.
(5)	Ms. Matthews is our Vice President of Sales and Marketing
(6)	Mr. Garces is one of our directors and Executive Vice President. The number of shares and the percentages include 1,050 common stock shares held of record by Mr. Garces’ spouse.
(7)	Mr. Kiser is one of our directors and Executive Vice President.
(8)	Ms. McKeown is our Chief Financial Officer.
(9)	The number of shares and the percent includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.
(10)	The number of shares and the percent includes 3,600 shares held by Mr. Chandler’s minor and 192,000 shares held by Mr. Chandler’s spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Contained below is a description of transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during the years ended September 30, 2007 and 2006. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

Merger-Acquisition of BMS Holding Company

On February 28, 2007, we completed the merger-acquisition of BMS Holding Company. The shareholders of BMS Holding Company were Danny C. Wright, Brett Wimberley and Susan Matthews. In completion of this merger-acquisition, we issued 4,000,000 common stock shares to each of Messrs. Wright and Wimberley and 2,000,000 common stock shares to Ms. Matthews. Furthermore, we issued promissory notes to each of Messrs. Wright and Wimberley and Ms. Matthews in the original principal amounts of $2,858,800, $2,858,800, and $1,429,400, respectively (the “Original Notes”). Because BMS Holding Company was deemed to have acquired us for financial reporting purposes (not for legal purposes), the principal and interest payments on the Original Notes are deemed dividend distributions to Messrs. Wright and Wimberley and Ms. Matthews. During the year ended September 30, 2007, Messrs. Wright and Wimberley and Ms. Matthews were paid interest and principal under the Original Notes of $488,953, $488,953, and $244,476, respectively. Messrs. Wright and Wimberley are directors and executive officers of our company, and Ms. Matthews is an executive officer of our company.

On January 10, 2008, pursuant to an agreement among Messrs. Wright and Wimberley, Ms. Matthews and us, the Original Notes were cancelled, and we issued new replacement promissory notes to Messrs. Wright and Wimberley and Ms. Matthews in the original principal amount of $2,045,271, $2,045,271, and $1,022,635, respectively (the “New Notes”). The principal amounts of the New Notes are equal to the outstanding balances, reduced by $247,073 for the CAPIC requirement, respectively owed to the holders of the Original Notes at the time the Original Notes were cancelled. The cancellation of the Original Notes and the issuance of the New Notes were approved by the disinterested members of our board of directors.

The New Notes differ from the Original Notes in a few material respects. First, the Original Notes contained provisions contemplating a reduction in the outstanding principal balance if we do not achieve certain adjusted EBITDA (as defined in the notes) levels in our fiscal years ending September 30, 2007, 2008 and 2009. These adjusted EBITDA levels have been retained, but the 12 month measurement periods have been deferred by one year each to the fiscal years ending September 30, 2008, 2009, and converted to quarterly reviews thereafter. We believe these deferrals more appropriately tie the payment obligations under the New Notes to our performance, which was one of the primary purposes of the principal reduction provisions of the Original Notes. Second, the Original Notes did not contain any provision for the repayment of amounts by the holders of the Original Notes resulting from our failure to achieve sufficient adjusted EBITDA levels during the 12 months ending September 30, 2010 and reduction of principal below the remaining outstanding principal balance of the Original Notes. Under the New Notes the holders will receive reduced payments after the 2009 fiscal year end adjustment in the event the adjusted EBITDA thresholds are not met in the fiscal quarters relating to those payments. Finally, the New Notes modify the definition used to calculate the adjusted EBITDA to give our board of directors the ability to exclude, in its discretion, certain infrequent expenses incurred other than in the ordinary course of our business. This change was made to more closely align our interests with that of those note holders by removing, subject to approval by our disinterested directors, the potential negative financial impact of expenses or losses that may be incurred at the initiation of a long-term project.

Director Independence

For purposes of determining whether a member of our Board of Directors qualifies as “independent director,” we have selected and utilize the definition of “independent director” within the meaning of Rule 4200 of the Nasdaq Stock Market, Inc. marketplace rules. Currently the only member of our Board of Directors that qualifies as an “independent director” is Larry G. Gerdes. Because our other directors are employees, they do not qualify as “independent directors.”

ITEM 13. EXHIBITS.

(a) Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 3.2	Bylaws, incorporation by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 4.1	Common stock certificate, incorporation by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 10.1	$2,045,271 Promissory Note of Alliance Healthcard, Inc. dated January 10, 2008, and issued to Danny C. Wright.

Exhibit 10.2	$2,045,271 Promissory Note of Alliance Healthcard, Inc. dated January 10, 2008, and issued to Brett Wimberley.

Exhibit 10.3	$1,022,635 Promissory Note of Alliance Healthcard, Inc. dated January 10, 2008, and issued to Susan Matthews.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

With the recommendation and approval of the Audit Committee of the Board of Directors, effective October 1, 2007, we engaged the firm of Murrell, Hall, McIntosh & Co., PLLP to be our independent registered public accountants of our financial statements for fiscal 2008.

The engagement of Miller Ray Houser & Stewart, LLP as the principal accountant to audit our financial statements was discontinued on October 1, 2007.

The aggregate fees billed by Miller Ray Houser & Stewart LLP for professional services rendered for the audit of Benefit Marketing Solutions, LLC and Benefit Marketing Solutions Insurance Agency, LLC and our quarterly reports for the year ended September 2007 was $59,010. The aggregate fees billed by Miller Ray Houser & Stewart LLP for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2006 and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $42,000. No person or firm other than Miller Ray Houser & Stewart LLP performed audit related services for us in either fiscal year 2007 or 2006.

Tax Fees

The aggregate fees billed by Miller Ray Houser & Stewart LLP for professional services rendered in conjunction with federal, state and local income tax return preparation in 2007 and 2006 were $1,003 and $1,750, respectively.

The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered in conjunction with federal, state and local income tax return preparation for Benefit Marketing Solutions, LLC, Benefit Marketing Solutions Insurance Agency, LLC, and Benefit Marketing Solutions Holding Co., Inc. and signature in 2007 were $9,835.

All Other Fees

Other professional fees billed by Miller Ray Houser & Stewart LLP to us, for services rendered in conjunction with the merger-acquisition of BMS Holding Company, was $17,869 for the year ended September 30, 2007. There were no other fees rendered for the year ended September 30, 2006.

Other professional fees billed by Murrell, Hall, McIntosh & Co., PLLP to Benefit Marketing Solutions, LLC, Benefit Marketing Solutions Insurance Agency, LLC, and Benefit Marketing Solutions Holding Co., Inc. rendered in conjunction with the merger for the year ended September 30, 2007 was $3,748.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.

January 14, 2008	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

January 14, 2008	By: /s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)