Form 10QSB
period 2007-12-31
ALLIANCE HEALTHCARD INC
filed 2008-02-12
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at February 8, 2008
Common Stock, $.001 par value	14,833,127

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Alliance HealthCard, Inc.

Consolidated Condensed Balance Sheets

		September 30, 2007
	December 31, 2007 (Unaudited)	(Derived From Audited Statements)
Assets
Current assets:
Cash and cash equivalents	$2,769,566	$2,274,411
Accounts receivable, net	2,268,129	2,389,541
Prepaid expenses	51,980	33,666

Total current assets	5,089,675	4,697,618
Notes receivable – related parties	11,070	11,070
Furniture and equipment, net	139,466	131,969
Goodwill	2,746,945	2,746,945
Intangibles-Customer lists, net	2,086,386	2,212,220
Deferred income taxes and other	444,172	432,637

Total assets	$10,517,714	$10,232,459

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,511,735	$1,441,703
Accrued salaries and benefits	150,666	129,525
Deferred revenue	765,577	911,588
Claims liability	342,190	260,300
Line of credit	—	149,980
Current portion of notes payable to related parties	2,382,333	2,382,333
Other accrued liabilities	1,536,578	1,323,877

Total current liabilities	6,689,079	6,599,306

Long term liabilities:
Notes payable to related parties, net of discount and current portion shown above	2,644,520	3,200,055

Total long term liabilities	2,644,520	3,200,055

Total liabilities	9,333,599	9,799,361

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,833,127 and 14,647,763 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	14,833	14,647
Additional paid-in-capital	6,792,502	6,677,567
Accumulated deficit	(5,623,220)	(6,259,116)

Total stockholders’ equity	1,184,115	433,098

Total liabilities and stockholders’ equity	$10,517,714	$10,232,459

See the accompanying notes to the condensed financial statements.

Alliance HealthCard, Inc.

Consolidated Condensed Statements of Operations

	Three Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net revenues	$4,763,633	$3,655,450
Direct costs	2,489,547	2,633,432

Gross Profit	2,274,086	1,022,018

Marketing and sales expenses	264,493	190,964
Depreciation and amortization expenses	135,875	17,276
General and administrative expenses	788,435	618,621

Operating income	1,085,283	195,157
Other income (expense):
Interest income	15,353	19,375
Interest (expense)	(57,990)	—

Total other income (expense):	(42,637)	19,375

Income before income taxes	1,042,646	214,532
Income taxes	406,750	—

Net income	635,896	214,532
Less dividends and distributions	—	1,576,801

Net income (loss) available for common stock	$635,896	$(1,362,269)

Per share data:
Basic	$0.04	$(0.14)

Diluted	$0.04	$(0.14)

Basic weighted average shares outstanding	14,688,986	10,000,000

Basic weighted diluted average shares outstanding	15,405,213	10,000,000

See the accompanying notes to the condensed financial statements.

Alliance HealthCard, Inc.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$635,896	$214,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,875	17,276
Amortization of loan discount to interest expense	40,049	—
Stock options issued to consultant	2,250	—
Change in operating assets and liabilities:
Accounts receivable	121,411	(466,906)
Prepaid expenses and other assets	(18,314)	(4,796)
Notes receivable from related parties	—	222,450
Other long term assets	(11,535)	(20,477)
Accounts payable	70,032	202,307
Accrued salaries and benefits	21,141	—
Deferred revenue	(146,011)	—
Claims and other accrued liabilities	294,592	102,815

Net cash provided by operating activities	1,145,386	267,201

Cash flows from investing activities
Purchase of equipment	(17,538)	(43,866)

Net cash used by investing activities	(17,538)	(43,866)

Cash flows from financing activities
Dividends and distributions paid out	—	(1,576,801)
Repayments of long term debt	(595,583)	—
Repayment of line of credit	(149,980)	—
Stock options exercised	112,870	—

Net cash used by financing activities	(632,693)	(1,576,801)

Net increase (decrease) in cash	495,155	(1,353,466)
Cash at beginning of period	2,274,411	1,940,178

Cash at end of period	$2,769,566	$586,712

Supplemental cash flow information
Cash paid for interest to related parties	$15,012	$—
Cash paid for taxes	$70,000	$—

See the accompanying notes to the condensed consolidated financial statements.

ALLIANCE HEALTHCARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

(Unaudited)

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report Form 10KSB.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the three month periods ended December 31, 2007 and 2006 are of a normal, recurring nature.

1. DESCRIPTION OF THE BUSINESS

We were founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, we completed a merger with Benefit Marketing Solutions, L.L.C., (BMS) who is the largest membership plan provider to dealers in the rental-purchase industry. For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. While we continue to market our successful health oriented programs, the merger has greatly expanded its business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. The company sells its membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is now a leading provider of value added membership plans sold in conjunction with point-of-sale transactions.

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

2. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for acquisitions of businesses in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates. Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over sixty months, the estimated useful life of this list. Amortization of customer lists totaled $125,001 during the quarter ended December 31, 2007.

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

3. NOTES PAYABLE TO RELATED PARTIES

In connection with the merger with BMS, three promissory notes were issued by the Company to former BMS shareholders in the aggregate amount of $7,147,000. The notes are dated March 1, 2007 and bear interest at 1% per annum. The carrying amount of these notes was discounted to $6,666,447 to adjust for the below market interest rate carried by the notes. Principal and accrued interest are payable quarterly on February 14th, May 15th, August 14th, and November 14th. In the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be less (“Actual EBITDA”) than Four Million Two Hundred Dollars ($4,200,000) (the “Targeted EBITDA”), then the principal amount of these notes are to be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period falls short of the Targeted EBITDA and the adjusted principal balance of this notes will then be amortized over the remaining term of the Note in accordance with the foregoing payment terms.

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

4. LINE OF CREDIT

BMS secured a line of credit with Republic Bank & Trust for $150,000, secured by the personal guarantee of Mr. Brett Wimberley with interest of the Wall Street Journal prime plus 1%, which was 8.75% and 9.25% at September 30, 2007 and 2006, respectively. The credit agreement was renewed on December 19, 2006 with a new maturity date of December 19, 2007 and bears an interest rate of the Wall Street Journal prime rate plus 1% per annum to be adjusted daily. The principal balance of $149,980 was paid in full on December 19, 2007.

5. STOCK-BASED COMPENSATION

In conjunction with certain consulting agreements, the Company granted stock options relating to 50,000 shares of Common Stock for the quarter ended December 31, 2007.

As of December 31, 2007, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans were as follows:

Number of securities to be issued upon exercise	1,476,397
Weighted average exercise price	$0.94
Number of options available for future issuance	1,330,294

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model assumptions noted in the following table. Expected volatilities are base on historical volatilities of the Company’s stock. The Company uses historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not provide for any expected dividends or discount for post-vesting restrictions in the model.

Expected volatility	.1
Dividend yield	0%
Risk free interest rate	5%
Expected life	2 Years

The Company recognized equity-based compensation expense under SFAS 123(R) of approximately $2,250 and zero for the quarter ended December 31, 2007 and December 31, 2006 respectively.

6. INCOME TAXES

The income statement for the three months ended December 31, 2006 reflects only the operations of BMS. BMS is a limited liability company and the earnings flow through and are taxed at the member level. Therefore there was no provision for income taxes during the three month period ended December 31, 2006. During the three months ended December 31, 2007, the Company accrued $406,750 in income taxes payable and incurred $406,750 in income tax expense.

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 did not have a material effect on the Company’s financial position.

7. CLAIMS LIABILITY

The Company has an obligation for claims incurred but not reported (“IBNR”) as of December 31, 2007 and 2006. The liability is estimated using current claims payment information. As of December 31, 2007 and 2006, the Company had IBNR of $342,190 and $136,666 respectively. It is the Company’s policy to reserve the necessary funds in order to pay claim obligations as they become due in the future.

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

Overview

Alliance HealthCard, Inc. is a leading provider of consumer membership plans offering access to networks which provide discounts to the consumer on a variety of products and services ranging from medical, dental and pharmacy to groceries, restaurants, travel, automotive and a host of others. The company also designs and markets in its consumer package specialty insurance and warranty products on the goods its marketing clients sell to their customers. The Company’s plans are sold to consumers primarily through retail, rent to own, financial and consumer finance clients. Alliance HealthCard performs turnkey programs including design and fulfillment of marketing pieces and collateral support material, network support, customer service, regulatory compliance, and billing.

Results of Operations

Three Months Ended December 31, 2007, Compared to Three Months Ended December 31, 2006

The results of operations do not include the operating results of Alliance HealthCard prior to March 1, 2007. Therefore, the results of our operations for each of the three months ended December 31, 2007 and 2006, may not be considered comparable.

Revenue increased $1.1 million, or 30%, to $4.8 million in the quarter ended December 31, 2007 compared to revenue of $3.7 million for the same period in 2006. The $1.1 million consisted of an increase for BMS of $.4 million attributable to the following: a) $.3 million from a major client due to an increase in membership sales, and b) $.1million from new and existing client business. The remaining increase of $.7 million was attributable to Alliance HealthCard.

Gross profit increased $1.3 million, or 123%, to $2.3 million for the quarter ended December 31, 2007 compared to $1.0 million for the same period in 2006. The increase was attributable to additional revenue, a reduction in direct costs for BMS and Alliance HealthCard.

Sales and marketing expenses increased $.1 million or 39%, to $.3 million for the quarter ended December 31, 2007, compared to $.2 million for the same period in 2006. Sales and marketing expenses as a percentage of revenue was 6% and 5% for the quarters ended December 31, 2007 and 2006 respectively. The increase was attributable to additional compensation and sales incentives for BMS and Alliance HealthCard.

General and administrative expenses increased $.3 million or 45%, to $.9 million for the quarter ended December 31, 2007 compared to $.6 million for the same period in 2006. General and administrative expenses as a percentage of revenue were 19% and 17% for the quarters ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to Alliance HealthCard.

Other income (expense) increased to ($.04) million for the quarter ended December 31, 2007 compared to interest income of $.02 million for the same period in 2006. The increase of ($.06) million was related to the interest expense for the promissory notes issued in connection with the Merger.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash of $2.8 million and working capital of ($1.6) million. Cash provided by operating activities was $1.1 million for the three months ended December 31, 2007 and $.2 million for the three months ended December 31, 2006. The increase of $.9 million was primarily attributable to the Merger.

Cash used in investing activities was $.02 and $.04 million for the three months ended December 31, 2007 and December 31, 2006, respectively.

Cash used in financing activities was $.6 million for the three months ended December 31, 2007 compared to $1.6 million for the three months ended December 31, 2006. The increase of $1.0 million was primarily attributable to $1.6 million for distributions paid to former shareholders of BMS for the quarter ended December 31, 2006 prior to the Merger.

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

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no significant changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 14, 2005, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) filed a demand for arbitration with Alliance HealthCard, Inc. The dispute involves the relative rights of our and Bankers Fidelity under the Prescription Drug Card and our Multi-Service Benefits Agreement. The demand involves a determination of our responsibilities, as well as certain other contract rights between us and Bankers Fidelity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no items to report under this item.

Item 3. Defaults Upon Senior Securities.

There are no items to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

Item 5. Other Information.

Three are no items to report under this item.

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

Alliance HealthCard, Inc.

February 12, 2008	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

February 12, 2008	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer
(Principal Financial and Accounting Officer)