Form 10QSB
period 2008-03-31
ALLIANCE HEALTHCARD INC
filed 2008-05-06
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30099
Alliance HealthCard, Inc.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2445301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3500 Parkway Lane, Suite 720, Norcross, GA 30092
(Address of principal executive offices and zip code
Registrant’s telephone number, including area code: (770) 734-9255
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 28, 2008
Common Stock, $.001 par value	14,833,127

Throughout this Quarterly Report (other than in the notes to the financial statements) the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves,” refer collectively to Alliance HealthCard, Inc., its subsidiaries, and their executive officers and directors.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance HealthCard, Inc.
Consolidated Condensed Balance Sheets

	March 31,	September 30,
	2008	2007
		(Derived From
	(Unaudited)	Audited Statements)
Assets
Current assets:
Cash and cash equivalents	$2,774,489	$2,274,411
Accounts receivable, net	2,470,626	2,389,541
Prepaid expenses	26,364	33,666

Total current assets	5,271,479	4,697,618
Notes receivable – related parties	11,070	11,070
Furniture and equipment, net	166,067	131,969
Goodwill	2,746,945	2,746,945
Intangibles-Customer lists, net	1,960,551	2,212,220
Deferred income taxes and other	432,637	432,637

Total assets	$10,588,749	$10,232,459

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,155,942	$1,441,703
Dividends payable	365,720	—
Accrued salaries and benefits	131,417	129,525
Deferred revenue	690,172	911,588
Claims liability	419,100	260,300
Line of credit	—	149,980
Current portion of notes payable to related parties	2,382,333	2,382,333
Other accrued liabilities	1,412,403	1,323,877

Total current liabilities	6,557,087	6,599,306

Long term liabilities:
Notes payable to related parties, net of discount and current portion shown above	2,116,438	3,200,055

Total long term liabilities	2,116,438	3,200,055

Total liabilities	8,673,525	9,799,361

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,833,127 and 14,647,763 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	14,833	14,647
Additional paid-in-capital	6,794,752	6,677,567
Accumulated deficit	(4,894,361)	(6,259,116)

Total stockholders’ equity	1,915,224	433,098

Total liabilities and stockholders’ equity	$10,588,749	$10,232,459

See the accompanying notes to the condensed financial statements.

Alliance HealthCard, Inc.
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$5,291,812	$4,137,161	$10,055,445	$7,792,611
Direct costs	2,934,862	2,797,247	5,424,409	5,430,679

Gross Profit	2,356,950	1,339,914	4,631,036	2,361,932

Marketing and sales expenses	363,285	206,552	627,778	397,516
Depreciation and amortization expenses	138,405	52,134	274,280	69,409
General and administrative expenses	784,160	790,194	1,572,595	1,405,288

Operating income	1,071,100	291,034	2,156,383	489,719
Other income (expense):
Other income	529,671	—	529,671	—
Interest income	10,014	12,781	25,367	32,156
Interest (expense)	(54,735)	(15,305)	(112,725)	(18,833)

Total other income (expense):	484,950	(2,524)	442,313	13,323

Income before income taxes	1,556,050	288,510	2,598,696	503,042
Income taxes	461,471	—	868,221	—

Net income	1,094,579	288,510	1,730,475	503,042
Less dividends and distributions	365,720	6,666,417	365,720	6,666,417

Net income (loss) available for common stock	$728,859	$(6,377,907)	$1,364,755	$(6,163,375)

Per share data:
Basic	$0.05	$(0.44)	$0.09	$(0.42)

Diluted	$0.05	$(0.44)	$0.09	$(0.42)

Basic weighted average shares outstanding	14,688,986	14,524,263	14,722,908	14,524,263

Basic weighted diluted average shares outstanding	15,405,213	14,524,263	15,287,632	14,524,263

See the accompanying notes to the condensed financial statements.

Alliance HealthCard, Inc.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$1,730,475	$503,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274,280	69,409
Amortization of loan discount to interest expense	80,100	13,350
Stock issued to consultants in connection with merger	—	22,000
Stock options issued to consultant	4,500	55,000
Change in operating assets and liabilities:
Accounts receivable	(81,085)	(665,693)
Prepaid expenses and other assets	7,302	108,683
Notes receivable from related parties	—	281,475
Other long term assets	—	40,837
Accounts payable	(285,761)	607,775
Accrued salaries and benefits	1,891	(37,065)
Deferred revenue	(221,416)	(48,582)
Claims and other accrued liabilities	247,326	(139,174)

Net cash provided by operating activities	1,757,612	811,057

Cash flows from investing activities
Purchase of equipment	(56,710)	(50,334)

Net cash used by investing activities	(56,710)	(50,334)

Cash flows from financing activities
Cash received from merger	—	1,065,528
Dividends and distributions paid out	—	(1,576,801)
Repayments of long term debt	(1,163,714)	—
Repayment of line of credit	(149,980)	—
Stock options exercised	112,870	—

Net cash used by financing activities	(1,200,824)	(511,273)
Net increase (decrease) in cash	500,078	249,450
Cash at beginning of period	2,274,411	1,940,178

Cash at end of period	$2,774,489	$2,189,628

Supplemental cash flow information
Cash paid for interest to related parties	$29,371	$—
Cash paid for taxes	$645,000	$—
See the accompanying notes to the condensed consolidated financial statements.

ALLIANCE HEALTHCARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007
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
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the six month periods ended March 31, 2008 and 2007 are of a normal, recurring nature.
1. DESCRIPTION OF THE BUSINESS
Alliance HealthCard, Inc. was founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Its original programs offered attractive savings in approximately 16 areas of healthcare, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, Alliance HealthCard, Inc. completed a merger with BMS Holding Company, Inc. and in part acquired its subsidiary, Benefit Marketing Solutions, L.L.C., (BMS). BMS is the leading membership plan provider to dealers in the rental-purchase industry. For financial reporting purpose, BMS Holding Company, Inc. was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS Holding Company, Inc. and its subsidiaries as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. While the Company continues to market its health oriented programs, the merger greatly expanded its business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. The Company sells its membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is a leading provider of value-added membership plans sold in conjunction with point-of-sale transactions.
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
The historical financial statements prior to February 28, 2007 are those of BMS Holding Company, Inc. (and its subsidiaries), the accounting acquirer in the merger. The historical financial statements of BMS Holding Company, Inc., have been adjusted for the effect of the recapitalization which took place at the time of the reverse merger. Activity after February 28, 2007 includes the consolidated activities of the merged companies.

2. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for acquisitions of businesses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates. Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over sixty months, the estimated useful life of this list. Amortization of customer lists for the six months ended March 31, 2008 totaled $250,002.
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
3. Supplemental Cash Flows Information
Cash payments for interest and income taxes for the six months ended March 31, 2008 and 2007 are as follows:

	2008	2007

Interest	$29,371	$—
Income taxes paid	$645,000	$—
Other non cash transactions are as follows:
Dividends payable to BMS shareholders	$365,720	$—

Issuance of 4,524,263 shares of common stock for the acquisition of Alliance HealthCard, Inc., in connection with the reverse merger	$—	$4,976,689

Issuance of stock and options to consultants	$—	$77,000

Notes, net of discount issued for dividends to BMS shareholders	$—	$6,666,417
3. NOTES PAYABLE TO RELATED PARTIES
In connection with the merger with BMS Holding Company, Inc., three promissory notes were issued by the Company to former BMS Holding Company, Inc., shareholders in the aggregate amount of $7,147,000. The notes are dated March 1, 2007 and bear interest at 1% per annum. The carrying amount of these notes was discounted to $6,666,447 to adjust for the below market interest rate carried by the notes. The loan discount of $480,753 is amortized over the term of the note to interest expense. Amortization of interest expense for the six months ended March 31, 2008 was $80,100. Principal and accrued interest are payable quarterly on February 14th, May 15th, August 14th, and November 14th. In the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be less (“Actual EBITDA”) than $4,200,000 (the “Targeted EBITDA”), then the principal amount of these notes are to be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the note in accordance with the foregoing payment terms.

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
In addition to the foregoing, after the consummation of the transactions contemplated by the Merger Agreement, the principal amount of these notes were reduced by $247,073 as of September 30, 2007 to comply with provisions in the notes requiring that the notes shall be reduced dollar for dollar by any loss incurred by BMS Insurance Agency, L.L.C., a BMS Holdings’ affiliate, resulting from the failure of Caribbean American Property Insurance Company (“CAPIC”) to pay certain disputed commissions. The notes further provide recovery of any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods shall inure on a pro-rata basis to the benefit of the note holders. As a result of the settlement agreement completed on March 13, 2008 with CAPIC (See Note 8 – Contingent Commissions), BMSIA received proceeds of $400,000. Pursuant to the terms of the merger completed on February 28, 2007, net proceeds of the settlement for BMSIA attributable to pre-closing periods of the merger totaling $365,720 are payable to the former BMS Holding Company, Inc. shareholders with the remaining $34,280 payable to the Company which resulted in a pro rata increase in the notes by that same amount.
4. LINE OF CREDIT
BMS secured a line of credit with Republic Bank & Trust for $150,000, secured by the personal guarantee of Mr. Brett Wimberley, our President, with interest of the Wall Street Journal prime plus 1%, which was 8.75% at September 30, 2007, and a maturity date of December 19, 2007. The principal balance of $149,980 was paid in full on December 19, 2007. The credit agreement was increased to $500,000 and was renewed on January 25, 2008 with a new maturity date of December 19, 2008 and bears an interest rate of the Wall Street Journal prime rate per annum to be adjusted daily. The balance owed on the line of credit was $0 at March 31, 2008.
5. STOCK-BASED COMPENSATION
In conjunction with certain consulting agreements, the Company granted stock options relating to 50,000 shares of Common Stock with an exercise price of $2.00 for the six months ended March 31, 2008.
As of March 31, 2008, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans were as follows:

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
The Company recognized equity-based compensation expense under SFAS 123(R) of approximately $4,500 and zero for the six months ended March 31, 2008 and March 31, 2007 respectively.
6. INCOME TAXES
The income statement for the six months ended March 31, 2007 reflects six months of operations for BMS Holding Company, Inc. (including its subsidiaries BMS and BMS Insurance Agency LLC (“BMSIA”) and one month of operations for Alliance HealthCard. Each of the subsidiaries of BMS Holding Company, Inc. is a limited liability company and prior to the organization of BMS Holding Company, Inc. in December 2006 and the acquisition of its subsidiaries, the earnings of each subsidiary were taxed at the member level. Therefore, there was no provision for income taxes during the six month period ended March 31, 2007. During the six months ended March 31, 2008, the Company accrued $868,221 in income taxes payable and incurred $868,221 in income tax expense.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
7. CLAIMS LIABILITY
The Company has an obligation for claims incurred but not reported (“IBNR”) as of March 31, 2008 and 2007. The liability is estimated using current claims payment information. As of March 31, 2008 and 2007, the Company had IBNR obligations of $419,100 and $125,172 respectively. It is the Company’s policy to reserve the necessary funds in order to pay claim obligations as they become due in the future.
8. CONTINGENT COMMISSIONS
A settlement agreement was completed on March 13, 2008 with the Caribbean American Property Insurance Company (“CAPIC”). BMSIA and CAPIC were involved in a dispute involving the amount of contingent commissions due to BMSIA for the period of time beginning January 1, 2006 through March 31, 2007. As a result of the settlement, BMSIA received proceeds of $400,000. Pursuant to the terms of the merger completed on February 28, 2007, net proceeds of the settlement for BMSIA attributable to pre-closing periods of the merger totaling $365,720 are payable to the former BMS Holding Company, Inc. shareholders with the remaining $34,280 payable to the Company which resulted in a pro rata increase in the promissory notes by that same amount. For financial reporting, the $400,000 settlement proceeds have been reflected in other income. The $365,720 payable to the former BMS shareholders was shown as a dividend distribution with an offset to dividends payable as the dividend has not been paid as of March 31, 2008.

9. RESTATED QUARTERLY FINANCIAL STATEMENTS FOR MARCH 31, 2007
Financial statements for the three and six months ended March 31, 2007 were improperly reported as a result of not applying the correct accounting principles in accounting for the reverse merger between Alliance HealthCard, Inc. and BMS Holding Company, Inc. on February 28, 2007. However, the reverse merger was properly accounted for in the audited financial statements for the Company’s fiscal year ended September 30, 2007. Results for the three and six month periods ended March 31, 2007 are presented below.
A. Restated Condensed Balance Sheets

		As Previously
	Restated	Reported
	March 31, 2007	March 31, 2007
	(Unaudited)	(Unaudited)
Assets
Current assets	$5,104,813	$5,063,177
Other assets	154,733	185,388
Goodwill	2,746,495	9,648,789
Intangibles, net	2,464,666	14,419
Total Assets	$10,470,707	$14,911,773

Liabilities
Current liabilities	$6,699,822	$6,414,454
Long term debt – related party	4,284,084	4,554,152
Total liabilities	10,983,906	10,968,606
Total stockholders’ equity	(513,199)	3,943,167
Total liabilities and stockholders’ equity	$10,470,707	$14,911,773
B. Restated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2007	2007	2007
		As Previously		As Previously
	Restated	Reported	Restated	Reported
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$4,137,161	$4,137,161	$7,792,611	$7,792,611
Gross Profit	1,339,914	1,339,914	2,361,932	2,361,932
Net income prior to dividends	288,510	723,959	503,042	938,491
Less dividends and distributions	6,666,417	—	6,666,417	—
Net income (loss) available for common stock	$(6,377,907)	$723,959	$(6,163,375)	$938,491
Diluted net income (loss) per share	$(0.44)	$0.05	$(0.42)	$0.06

9. RESTATED QUARTERLY FINANCIAL STATEMENTS FOR MARCH 31, 2007 (Continued)
C. Restated Condensed Statements of Cash Flows

	Six Months Ended
	March 31,
	2007	2007
		As Previously
	Restated	Reported
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$811,057	$1,981,703
Net cash used by investing activities	(50,334)	(58,218)
Net cash used by financing activities	(511,273)	(1,675,303)
Net increase (decrease) in cash	249,450	248,182
Cash at beginning of period	1,940,178	1,940,178
Cash at end of period	$2,189,628	$2,188,360
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information included in this Quarterly Report on Form 10-QSB contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended September 30, 2007 and not to place undue reliance on the forward-looking statements contained herein that speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof. Any forward-looking statements are made in this Quarterly Report speak only as of the date made.
Overview
We are a leading provider of consumer membership plans offering access to networks which provide discounts to the consumer on a variety of products and services ranging from medical, dental and pharmacy to groceries, restaurants, travel, automotive and a host of others. We also design and market in our consumer package specialty insurance and warranty products on the goods our marketing clients sell to their customers. Our plans are sold to consumers primarily through retail, rent to own, financial and consumer finance clients. We perform turnkey programs including design and fulfillment of marketing pieces and collateral support material, network support, customer service, regulatory compliance, and billing.

Results of Operations
Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
Our results of operations are those of BMS Holding Company, Inc. and its subsidiaries for the three months ended March 31, 2007 and those of Alliance HealthCard for the one month ended on that date. Because these combined results of operations only include one month of Alliance HealthCard operations, our results of operations for the three months ended March 31, 2007 may not be considered comparable to the three months ended March 31, 2008.
Revenue increased $1.2 million, or 28%, to $5.3 million in the quarter ended March 31, 2008 compared to revenue of $4.1 million for the same period in 2007. The $1.2 million consisted of an increase for BMS of $.5 million resulting from new membership sales and $.7 million attributable to Alliance HealthCard.
Gross profit increased $1.0 million, or 76%, to $2.4 million for the quarter ended March 31, 2008 compared to $1.3 million for the same period in 2007. The increase was primarily attributable to additional revenue. Gross profit as a percentage of revenue was 45% and 32% for the quarter ended March 31, 2008.
Sales and marketing expenses increased $.2 million or 76%, to $.4 million for the quarter ended March 31, 2008, compared to $.2 million for the same period in 2007. The increase was primarily attributable to additional compensation and sales incentives for BMS and Alliance HealthCard. Sales and marketing expenses as a percentage of revenue was 7% and 5% for the quarters ended March 31, 2008 and 2007 respectively.
General and administrative expenses decreased $.01 million or 1%, to $.8 million for the quarter ended March 31, 2008 compared to $.8 million for the same period in 2007. Although the change from 2008 compared to 2007 was immaterial, expenses for 2007 consisted of one time merger expenses of $.3 million. Excluding merger expenses for the three months ended March 31, 2007, there was an increase of $.4 million for the three months ended March 31, 2008. The increase consisted of $.3 million for Alliance HealthCard and BMS of $.1 million related to employee compensation expense. General and administrative expenses as a percentage of revenue were 15% and 19% for the quarters ended March 31, 2008 and 2007, respectively.
Other income increased to $.4 million for the quarter ended March 31, 2008 compared to ($.03) million for the same period in 2007. The increase was primarily attributable to $.5 million related to the settlement agreement of the Caribbean American Property Insurance Company.
Six Months Ended March 31, 2008, Compared to Six Months Ended March 31, 2007
Our results of operations are those of BMS Holding Company, Inc. and its subsidiaries for the six months ended March 31, 2007 and those of Alliance HealthCard for the one month ended on that date. Because these combined results of operations only include one month of Alliance HealthCard operations, our results of operations for the six months ended March 31, 2007 may not be considered comparable to the six months ended March 31, 2008.
Revenue increased $2.3 million, or 29%, to $10.1 million for the six months ended March 31, 2008 compared to revenue of $7.8 million for the same period in 2007. The $2.3 million consisted of an increase for BMS of $1.2 million resulting from new membership sales and $1.1 million attributable to Alliance HealthCard.
Gross profit increased $2.2 million, or 96%, to $4.6 million for the six months ended March 31, 2008 compared to $2.4 million for the same period in 2007. This increase was attributable to additional revenue and a reduction in direct costs for BMS. Gross profit as a percentage of revenue was 46% and 30% for the six months ended March 31, 2008 and 2007 respectively.
Sales and marketing expenses increased $.2 million or 58%, to $.6 million for the six months ended March 31, 2008, compared to $.4 million for the same period in 2007. The increase was primarily attributable to additional compensation and sales incentives for BMS and Alliance HealthCard. Sales and marketing expenses as a percentage of revenue were 6% and 5% for the six months ended March 31, 2008 and 2007 respectively.
General and administrative expenses increased $.2 million or 12%, to $1.6 million for the six months ended March 31, 2008 compared to $1.4 million for the same period in 2007. Expenses for 2007 consisted of one time merger expenses of $.3 million. Excluding one time merger expenses from the six months ended March 31, 2007, there was an increase of $.4 million for the six months ended March 31, 2008. The $.2 million increase was attributable to Alliance HealthCard. General and administrative expenses as a percentage of revenue were 16% and 18% for the six months ended March 31, 2008 and 2007, respectively.

Other income increased to $.5 million for the six months ended March 31, 2008 compared to $.01 million for the same period in 2007. The increase was primarily attributable to $.5 million related to the settlement agreement of the Caribbean American Property Insurance Company.
Liquidity and Capital Resources
As of March 31, 2008, we had cash of $2.8 million and a working capital deficit of $1.3 million. Our current liabilities include the current portion of notes payable to related parties. These note obligations are only payable in the event that our consolidated earnings before interest, income taxes, depreciation and amortization, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be greater (“Actual EBITDA”) than $4,200,000 (the “Targeted EBITDA”). If the Targeted EBITDA level is not achieved then the principal amount of these notes will be reduced by an amount equal to the percentage by which the Actual EBITDA for each of those fiscal years falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the notes in accordance with the foregoing payment terms.
Cash provided by operating activities was $1.8 million for the six months ended March 31, 2008 and $.8 million for the six months ended March 31, 2007. The increase of $1 million was primarily attributable to an increase in revenue and net income for the six months ended March 31, 2008.
Cash used in investing activities was $.1 and $.1 million for the six months ended March 31, 2008 and March 31, 2007, respectively.
Cash used in financing activities was $1.2 million for the six months ended March 31, 2008 compared to $.5 million for the six months ended March 31, 2007. The increase of $.7 million was primarily attributable to the following:
• cash received from the merger of $1.1 million for the six months ended March 31, 2007;
• a reduction of $1.6 million for distributions paid to former shareholders of BMS Holding Company, Inc. for the six months ended March 31, 2007;
• stock options exercised for $.1 million for the six months ended March 31, 2008.
• promissory note payments to related parties of $1.2 million for the six months ended March 31, 2008; and
• repayment of our line of credit for $.15 million for the six months ended March 31, 2008.
We anticipate that cash on hand, together with cash flow from operations, will be sufficient for the next 12 months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.
ITEM 3. CONTROLS AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report, concluded that our disclosure controls and procedures were effective for this purpose. There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 3A (T). CONTROLS AND PROCEDURES
Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our principal executive officer and principal financial officer referenced above. There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. (Also see “Item 3. Controls and Procedures,” above.)

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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the three months ended March 31, 2008.
Item 5. Other Information.
Three are no items to report under this item.
Item 6. Exhibits

Exhibit 31.1	–	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

Exhibit 31.2	–	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

Exhibit 32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.
April 28, 2008	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

April 28, 2008	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.