Form 10QSB
period 2008-06-30
ALLIANCE HEALTHCARD INC
filed 2008-07-31
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 30, 2008

Common Stock, $.001 par value	14,833,127
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance HealthCard, Inc.
Consolidated Condensed Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited)	(Derived From Audited Statements)
Assets
Current assets:
Cash and cash equivalents	$3,036,131	$2,274,411
Accounts receivable, net	2,712,206	2,389,541
Prepaid expenses	27,718	33,666

Total current assets	5,776,055	4,697,618
Notes receivable — related parties	9,970	11,070
Furniture and equipment, net	174,066	131,969
Goodwill	2,746,945	2,746,945
Intangibles-Customer lists, net	1,834,717	2,212,220
Deferred income taxes and other	424,602	432,637

Total assets	$10,966,355	$10,232,459

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,227,630	$1,441,703
Accrued salaries and benefits	149,913	129,525
Deferred revenue	858,679	911,588
Claims liability	482,200	260,300
Line of credit	—	149,980
Current portion of notes payable to related parties	2,382,333	2,382,333
Other accrued liabilities	1,822,081	1,323,877

Total current liabilities	6,922,836	6,599,306

Long term liabilities:
Notes payable to related parties, net of discount and current portion shown above	1,584,071	3,200,055

Total long term liabilities	1,584,071	3,200,055

Total liabilities	8,506,907	9,799,361

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,833,127 and 14,647,763 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	14,833	14,647
Additional paid-in-capital	6,808,722	6,677,567
Accumulated deficit	(4,364,107)	(6,259,116)

Total stockholders’ equity	2,459,448	433,098

Total liabilities and stockholders’ equity	$10,966,355	$10,232,459

See the accompanying notes to the condensed financial statements.

Alliance HealthCard, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$5,366,253	$4,762,984	$15,421,698	$12,555,595
Direct costs	2,871,701	2,509,031	8,296,110	7,939,710

Gross Profit	2,494,552	2,253,953	7,125,588	4,615,885

Marketing and sales	306,552	277,955	934,330	675,471
General and administrative	755,997	758,479	2,328,592	2,163,767
Depreciation and amortization	138,222	138,449	412,502	207,858

Operating income	1,293,781	1,079,070	3,450,164	1,568,789
Other income (expense):
Other income	—	—	529,671	—
Interest income	19,477	19,592	44,844	51,748
Interest (expense)	(54,733)	(94,720)	(167,458)	(113,553)

Total other income (expense):	(35,256)	(75,128)	407,057	(61,805)

Income before income taxes	1,258,525	1,003,942	3,857,221	1,506,984
Income taxes	728,272	459,000	1,596,493	459,000

Net income	530,253	544,942	2,260,728	1,047,984
Less dividends and distributions	—	—	365,720	6,666,417

Net income (loss) available for common stock	$530,253	$544,942	$1,895,008	$(5,618,433)

Per share data:
Basic	$0.04	$0.04	$0.13	$(0.39)

Diluted	$0.04	$0.04	$0.12	$(0.39)

Basic weighted average shares outstanding	14,833,127	14,524,263	14,760,056	14,524,263

Basic weighted diluted average shares outstanding	15,123,908	15,437,710	15,250,551	14,524,263

See the accompanying notes to the condensed financial statements.

Alliance HealthCard, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$2,260,728	$1,047,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412,502	207,858
Amortization of loan discount to interest expense	120,149	60,073
Deferred tax	13,272	—
Stock issued to consultants in connection with merger	—	22,000
Stock options issued for services	18,470	55,000
Change in operating assets and liabilities:
Accounts receivable	(322,665)	(398,696)
Prepaid expenses and other assets	5,948	234,272
Notes receivable from related parties	1,100	282,375
Other long term assets	(5,237)	(8,800)
Accounts payable	(214,073)	(393,562)
Accrued salaries and benefits	20,388	(22,794)
Deferred revenue	(52,909)	130,417
Claims and other accrued liabilities	720,104	487,594

Net cash provided by operating activities	2,977,777	1,703,721

Cash flows from investing activities
Purchase of equipment	(77,097)	(69,010)

Net cash used by investing activities	(77,097)	(69,010)

Cash flows from financing activities
Cash received from merger	—	1,065,528
Dividends and distributions paid out	(365,720)	(1,576,801)
Repayments of long term debt	(1,736,130)	(595,583)
Repayment of line of credit	(149,980)	—
Stock options exercised	112,870	—

Net cash used by financing activities	(2,138,960)	(1,106,856)

Net increase (decrease) in cash	761,720	527,855
Cash at beginning of period	2,274,411	1,940,178

Cash at end of period	$3,036,131	$2,468,033

Supplemental cash flow information
Cash paid for interest to related parties	$39,730	$14,881
Cash paid for taxes	$1,089,923	$—
See the accompanying notes to the condensed consolidated financial statements.

ALLIANCE HEALTHCARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007
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
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the nine-month periods ended June 30, 2008 and 2007 are of a normal, recurring nature.
1. DESCRIPTION OF THE BUSINESS
Alliance HealthCard, Inc. was founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Its original programs offered attractive savings in approximately 16 areas of healthcare, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, Alliance HealthCard, Inc. completed a merger with BMS Holding Company, Inc. and acquired its subsidiary, Benefit Marketing Solutions, L.L.C., (BMS). BMS is the leading membership plan provider to dealers in the rental-purchase industry. For financial reporting purposes, BMS Holding Company, Inc. was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS Holding Company, Inc. and its subsidiaries as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. While the Company continues to market its health oriented programs, the merger greatly expanded its business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. The Company sells its membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is a leading provider of value-added membership plans sold in conjunction with point-of-sale transactions.
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

2. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for acquisitions of businesses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates. Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over sixty months, the estimated useful life of this list. Amortization of customer lists for the nine months ended June 30, 2008 totaled $375,003.
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
3. SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the nine months ended June 30, 2008 and 2007 are as follows:

	2008	2007

Interest	$39,730	$—
Income taxes paid	$1,088,923	$—

Other non cash transactions are as follows:

Issuance of 4,524,263 shares of common stock for the acquisition of Alliance HealthCard, Inc., in connection with the reverse merger	$—	$4,976,689

Issuance of stock and options to consultants and directors	$18,470	$77,000

Notes, net of discount issued for dividends to BMS shareholders	$—	$6,666,417
4. NOTES PAYABLE TO RELATED PARTIES
In connection with the merger with BMS Holding Company, Inc., three promissory notes were issued by the Company to former BMS Holding Company, Inc., shareholders in the aggregate amount of $7,147,000. The notes are dated March 1, 2007 and bear interest at 1% per annum. The carrying amount of these notes was discounted to $6,666,447 to adjust for the below market interest rate carried by the notes. The loan discount of $480,753 is amortized over the term of the notes to interest expense. Amortization of interest expense for the nine months ended June 30, 2008 was $120,150. Principal and accrued interest are payable quarterly on February 14th, May 15th, August 14th, and November 14th. In the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be less (“Actual EBITDA”) than $4,200,000 (the “Targeted EBITDA”), then the principal amount of these notes are to be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the note in accordance with the foregoing payment terms.
Pursuant to discussions between the note holders and the disinterested directors of the Company, on January 10, 2008 the old notes were cancelled and replaced by new notes reflecting the unpaid principal balance but modifying the measurement periods to be deferred by one year to the fiscal years ending September 30, 2008, September 30, 2009 and converted to quarterly reviews thereafter. Management felt that these deferred periods more appropriately tie the payment obligations to the Company’s performance since the initial period did not reflect an entire year and also contained several merger related one-time expenses. Several additional provisions were added to allow for adjustments if necessary. The new notes were issued in the aggregate amount of $5,113,177 representing the unpaid principal balances on the original notes on that date before the above described note adjustments.

In addition to the foregoing, after the consummation of the transactions contemplated by the Merger Agreement, the principal amount of these notes were reduced by $247,073 as of September 30, 2007 to comply with provisions in the notes requiring that the notes shall be reduced dollar for dollar by any loss incurred by BMS Insurance Agency, L.L.C., a BMS Holdings’ affiliate, resulting from the failure of Caribbean American Property Insurance Company (“CAPIC”) to pay certain disputed commissions. The notes further provide that recovery of any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods will inure on a pro-rata basis to the benefit of the note holders. As a result of the settlement agreement completed on March 13, 2008 with CAPIC (See Note 9 — Contingent Commissions), BMSIA received proceeds of $400,000. Pursuant to the terms of the merger completed on February 28, 2007, net proceeds of the settlement for BMSIA attributable to pre-closing periods of the merger totaling $365,720 were paid to the former BMS Holding Company, Inc. shareholders during the three months ended June 30, 2008 with the remaining $34,280 payable to the Company which resulted in a pro rata increase in the notes by that same amount.
Remaining principal payments due on these notes for each of the next three years are as follows:

Quarter ended September 30, 2008	$572,416
Fiscal year ended September 30, 2009	$2,289,664
Fiscal year ended September 30, 2010	$1,144,832
5. LINE OF CREDIT
BMS secured a line of credit with Republic Bank & Trust for $150,000, secured by the personal guarantee of Mr. Brett Wimberley, our President, with interest of the Wall Street Journal prime plus 1%, which was 8.75% at September 30, 2007, and a maturity date of December 19, 2007. The principal balance of $149,980 was paid in full on December 19, 2007. The credit agreement was increased to $500,000 and was renewed on January 25, 2008 with a new maturity date of December 19, 2008. The outstanding principal of this line of credit bears interest at the Wall Street Journal prime rate per annum, as adjusted daily. At June 30, 2008 there was no outstanding principal on the line of credit.
6. STOCK-BASED COMPENSATION
In conjunction with a consulting agreement, the Company granted stock options exercisable for the purchase of 50,000 common stock shares for $2.00 per share on October 1, 2007. Upon termination of that agreement on May 31, 2008, these options were forfeited.
On May 13, 2008, the Company issued stock options exercisable for the purchase of 10,000 common stock shares to each of the Company’s non-employee directors on the date of their appointments to the board and the issuance of stock options exercisable for the purchase of 5,000 common stock shares to each of the Company’s non-employee directors on the date of the annual shareholders meeting. The purchase price of these common stock shares is $1.00 per share and these options will expire on May 13, 2018. The Company recognized compensation expense of $18,470 for the nine months ended June 30, 2008 of which $13,970 was for the directors’ options with the remaining $4,500 attributable to the consulting agreement issued on October 1, 2007.
As of June 30, 2008, the total number of common stock shares purchasable under outstanding stock options, the weighted average exercise price, and number common stock shares available for future stock option grants under approved equity compensation plans were as follows:

Number of common stock shares to be issued upon exercise	1,458,897
Weighted average exercise price per common stock share	$0.91
Number of common stock shares available for future stock option grants	1,347,794
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense the estimated fair value of stock options awarded after the effective date. The Company adopted SFAS 123R using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and disclose the pro forma effects on net income had the fair value of these options been expensed.

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
The Company recognized equity-based compensation expense under SFAS 123R of approximately $18,470 and zero for the nine months ended June 30, 2008 and June 30, 2007, respectively.
7. INCOME TAXES
The income statement for the nine months ended June 30, 2007 includes nine months of operations for BMS Holding Company, Inc. (including its subsidiaries BMS and BMS Insurance Agency LLC (“BMSIA”) and four months of operations for Alliance HealthCard. Each of the subsidiaries of BMS Holding Company, Inc. is a limited liability company and prior to the organization of BMS Holding Company, Inc. in December 2006 and the acquisition of its subsidiaries, the earnings of each subsidiary were taxed at the member level. During the nine months ended June 30, 2008, the Company accrued $1,583,221 in income taxes payable and incurred $1,583,221 in income tax expense.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
8. CLAIMS LIABILITY
The Company has an obligation for claims incurred but not reported (“IBNR”) as of June 30, 2008 and 2007. The liability is estimated using current claims payment information. As of June 30, 2008 and September 30, 2007, the Company had IBNR obligations of $482,200 and $260,300 respectively. It is the Company’s policy to reserve the necessary funds in order to pay claim obligations as they become due in the future.
9. CONTINGENT COMMISSIONS
A settlement agreement was completed on March 13, 2008 with the Caribbean American Property Insurance Company (“CAPIC”). BMSIA and CAPIC were involved in a dispute involving the amount of contingent commissions due to BMSIA for the period of time beginning January 1, 2006 through June 30, 2007. As a result of the settlement, BMSIA received proceeds of $400,000. Pursuant to the terms of the merger completed on February 28, 2007, net proceeds of the settlement for BMSIA attributable to pre-closing periods of the merger totaling $365,720 were paid to the former BMS Holding Company, Inc. shareholders during the three months ended June 30, 2008 with the remaining $34,280 payable to the Company which resulted in a pro rata increase in the promissory notes by that same amount. For financial reporting, the $400,000 settlement proceeds have been reflected in other income.

10. RESTATED QUARTERLY FINANCIAL STATEMENTS FOR JUNE 30, 2007
Financial statements for the three and nine months ended June 30, 2007 were improperly reported as a result of not applying the correct accounting principles in accounting for the merger between Alliance HealthCard, Inc. and BMS Holding Company, Inc. on February 28, 2007. However, the merger was properly accounted for in the audited financial statements for the Company’s fiscal year ended September 30, 2007. Results for the three and nine month periods ended June 30, 2007 are presented below.
A. Restated Condensed Balance Sheets

	Restated	As Previously Reported
	June 30, 2007	June 30, 2007
	(Unaudited)	(Unaudited)
Assets
Current assets	$4,990,632	$4,987,477
Other assets	185,020	185,020
Goodwill	2,746,945	9,669,046
Intangibles, net	2,345,858	12,526
Total Assets	$10,268,455	$14,854,069

Liabilities
Current liabilities	$6,487,779	$6,187,258
Long term debt — related party	3,749,034	4,018,642
Total liabilities	10,236,813	10,205,900
Total stockholders’ equity	31,642	4,648,169
Total liabilities and stockholders’ equity	$10,268,455	$14,854,069
B. Restated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2007	2007	2007
		As Previously		As Previously
	Restated	Reported	Restated	Reported
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$4,762,984	$4,762,984	$12,555,595	$12,555,595
Gross Profit	2,253,953	2,232,017	4,615,885	4,586,761
Net income prior to dividends	544,942	705,359	1,047,984	1,643,850
Less dividends and distributions	—	—	6,666,417	—
Net income (loss) available for common stock	$544,942	$705,359	$(5,618,433)	$1,643,850
Diluted net income (loss) per share	$0.04	$0.05	$(0.39)	$0.11

10. RESTATED QUARTERLY FINANCIAL STATEMENTS FOR JUNE 30, 2007 (Continued)
A. Restated Condensed Statements of Cash Flows

	Nine Months Ended
	June 30,
	2007	2007
	Restated	As Previously Reported
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$1,703,721	$2,883,888
Net cash used by investing activities	(69,010)	(69,759)
Net cash used by financing activities	(1,106,856)	(2,289,393)
Net increase (decrease) in cash	527,855	524,736
Cash at beginning of period	1,940,178	1,940,178
Cash at end of period	$2,468,033	$2,464,914
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information included in this Quarterly Report on Form 10-QSB contains, and other reports or materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us orours management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended. These forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by these forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for our products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the our periodic reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended September 30, 2007 and not to place undue reliance on the forward-looking statements contained herein that speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof. Any forward-looking statements are made in this Quarterly Report speak only as of the date made.
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

Results of Operations
Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007
Revenue increased $.6 million, or 13%, to $5.4 million in the quarter ended June 30, 2008 compared to revenue of $4.8 million for the same period in 2007 primarily attributable to new membership sales for BMS.
Gross profit increased $.2 million, or 11%, to $2.5 million for the quarter ended June 30, 2008 compared to $2.3 million for the same period in 2007. The increase was attributable to additional revenue offset by an increase in product warranty and involuntary unemployment claims. Gross profit as a percentage of revenue was 46% and 47% for the quarters ended June 30, 2008 and 2007, respectively.
Sales and marketing expenses increased $.03 million or 10%, to $.3 million for the quarter ended June 30, 2008, compared to $.3 million for the same period in 2007. The increase was primarily attributable to additional compensation and sales incentives. Sales and marketing expenses as a percentage of revenue was 6% for each of the quarters ended June 30, 2008 and 2007.
General and administrative expenses remained at $.8 million for the quarter ended June 30, 2008 compared to $.8 million for the same period in 2007. General and administrative expenses as a percentage of revenue were 14% and 16% for the quarters ended June 30, 2008 and 2007 respectively.
Other expense decreased to $.04 million for the quarter ended June 30, 2008, compared to $.08 million for the same period in 2007. The decrease was attributable to interest expense.
Nine Months Ended June 30, 2008, Compared to Nine Months Ended June 30, 2007
Our results of operations are those of BMS Holding Company, Inc. and its subsidiaries for the nine months ended June 30, 2007 and those of Alliance HealthCard for the four months ended on that date. Because these combined results of operations only include four months of Alliance HealthCard operations, our results of operations for the nine months ended June 30, 2007 may not be considered comparable to the nine months ended June 30, 2008.
Revenue increased $2.9 million, or 23%, to $15.4 million for the nine months ended June 30, 2008 compared to revenue of $12.6 million for the same period in 2007. The increase consisted of $1.8 million for BMS resulting from new membership sales and $1.1 million attributable to Alliance HealthCard.
Gross profit increased $2.5 million, or 54%, to $7.1 million for the nine months ended June 30, 2008 compared to $4.6 million for the same period in 2007. The increase was primarily attributable to the following: a) additional revenue; b) a decrease in discount benefits, fulfillment and retro-paid expenses; c) an increase in product warranty and involuntary unemployment claims. Gross profit as a percentage of revenue was 46% and 37% for the nine months ended June 30, 2008 and 2007, respectively.
Sales and marketing expenses increased $.2 million or 38%, to $.9 million for the nine months ended June 30, 2008, compared to $.7 million for the same period in 2007. The increase was primarily attributable to additional compensation and sales incentives. Sales and marketing expenses as a percentage of revenue were 6% and 5% for the nine months ended June 30, 2008 and 2007, respectively.
General and administrative expenses increased $.1 million or 8%, to $2.3 million for the nine months ended June 30, 2008 compared to $2.2 million for the same period in 2007. Expenses for 2007 consisted of one time merger expenses of $.3 million. Excluding one-time merger expenses from the nine months ended June 30, 2007, there was an increase of $.5 million for the nine months ended June 30, 2008. The $.5 million increase was primarily attributable to only four months of operations for Alliance for the nine months ended June 30, 2007. General and administrative expenses as a percentage of revenue were 15% and 17% for the nine months ended June 30, 2008 and 2007, respectively.
Other income increased to $.4 million for the nine months ended June 30, 2008 compared to $(.1) million for the same period in 2007. The increase was primarily attributable to $.5 million related to the settlement agreement of the Caribbean American Property Insurance Company.

Liquidity and Capital Resources
As of June 30, 2008, we had cash of $3.0 million and a working capital deficit of $1.1 million. Our current liabilities include the current portion of notes payable to related parties. These note obligations are only payable in the event that our consolidated earnings before interest, income taxes, depreciation and amortization, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 (“Actual EBITDA”) exceeds $4,200,000 (the “Targeted EBITDA”). If the Targeted EBITDA level is not achieved then the principal amount of these notes will be reduced by an amount equal to the percentage by which the Actual EBITDA for each of those fiscal years falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the notes in accordance with the foregoing payment terms.
Cash provided by operating activities was $3.0 million for the nine months ended June 30, 2008 and $1.7 million for the nine months ended June 30, 2007. The increase of $1.3 million was primarily attributable to an increase in revenue and net income for the nine months ended June 30, 2008.
Cash used in investing activities was $.1 and $.1 million for the nine months ended June 30, 2008 and June 30, 2007, respectively.
Cash used in financing activities was $2.1 million for the nine months ended June 30, 2008 compared to $1.1 million for the nine months ended June 30, 2007. The increase of $1.0 million was primarily attributable to the following:
•	Cash received from the merger of $1.1 million for the nine months ended June 30, 2007;

•	A reduction of $1.6 million for distributions paid to former shareholders of BMS Holding Company, Inc. for the nine months ended June 30, 2007;

•	Promissory note payments to related parties of $1.7 million for the nine months ended June 30, 2008;

•	Dividend payments to former BMS shareholders of $.4 million for the nine months ended June 30, 2008;

•	Proceeds of $.1 million from exercise of stock options during the nine months ended June 30, 2008; and

•	Repayment of our line of credit for $.15 million for the nine months ended June 30, 2008.
We anticipate that our cash on hand, together with cash flow from operations, will be sufficient for the next 12 months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.
ITEM 3. CONTROLS AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report, concluded that our disclosure controls and procedures were effective for this purpose. There were no significant changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 3A (T). CONTROLS AND PROCEDURES
Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our principal executive officer and principal financial officer referenced above. There were no significant changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. (Also see “Item 3. Controls and Procedures,” above.)

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On December 14, 2005, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) filed a demand for arbitration with Alliance HealthCard, Inc. The dispute involves our and Bankers Fidelity’s relative rights under the Prescription Drug Card and our Multi-Service Benefits Agreement. The demand involves a determination of our responsibilities, as well as certain other contract rights between us and Bankers Fidelity.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the three months ended June 30, 2008.
Item 5. Other Information.
Three are no items to report under this item.
Item 6. Exhibits
Exhibit 31.1 — Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended
Exhibit 31.2 — Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.
Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.
July 31, 2008	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

July 31, 2008	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002