Form 10-K
period 2008-09-30
ALLIANCE HEALTHCARD INC
filed 2008-12-29
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission File Number 000-30099
Alliance HealthCard, Inc.
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-2445301 (I.R.S. Employer Identification No.)
900 36th Avenue NW, Suite 105, Norman, OK 73072
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (405) 579-8525
Securities registered pursuant to Section 12 (b) of the Act: None
Securities to be registered pursuant to Section 12 (g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 505 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant, computed using the last sale price, or the average bid and asked price of such common equity as reported for the registrant’s common stock on March 31, 2008 was $2,659,690.
The number of shares outstanding of the Registrant’s common stock as of the latest practicable date was.

Class	Outstanding at December 12, 2008
Common Stock, $.001 par value	14,833,127

ALLIANCE HEALTHCARD, INC.
FORM 10-K

ITEM 1. BUSINESS.
We at Alliance Healthcard, Inc., are a leading provider of consumer membership plans offering access to networks which provide discounts to the consumer on a variety of products and services ranging from medical, dental and pharmacy to groceries, restaurants, travel, automotive and a host of others. We also design and market in our consumer package specialty insurance and warranty products on the goods our clients sell to their customers. Our programs are sold to consumers primarily through retail, rent to own, financial and consumer finance clients. We perform turnkey programs including design and fulfillment of marketing pieces and collateral support material, network support, customer service, regulatory compliance, and billing.
INDUSTRY OVERVIEW
The market for our customer membership programs is sizable. U.S. consumers spend billions of dollars annually among the large variety of membership plans available. While competition is significant, with hundreds of customer membership companies nationally, we are the largest provider of such membership plans to dealers in the rental purchase industry and we are a leading provider of consumer membership plans offered at point-of-sale through retail locations. Our programs create a win/win for our clients as well as their customers. Our clients build profit and growth through our programs without risk while encouraging customer loyalty and repeat business.
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
On February 28, 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiary, Benefit Marketing Solutions, LLC (BMS). BMS is one of the largest membership plan providers to dealers in the rental purchase industry market space. While we continue to market our health oriented programs, this merger-acquisition has greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans.
BMS was formed in February 2002 and is a national membership program benefit organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 5,100 locations in the U.S. and Canada.
As part of the merger-acquisition of BMS Holding Company, Inc., we also acquired BMS Insurance Agency, LLC (BMS Agency) that was formed in January 2005. BMS Agency is licensed to offer life, accident and health, and property and casualty insurance.
BUSINESS OVERVIEW
We are a leading provider of consumer membership plans sold in conjunction with a point-of-sale transaction through retail locations. In addition, we provide “healthcare savings” membership plans under both retail and wholesale arrangements as well as included as additional benefits to other membership programs. Through working with our clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers. This process involves balancing the needs of our clients, their customers and our vendors.
We enter into agreements with our clients to deliver customized membership marketing plans that leverage their brand name and customer relationship and typically their payment mechanism, and offer benefits that appeal to their customers. The value provided by our plans to our clients, includes increased customer attraction and retention, plus incremental fee income with no risk or capital cost. By implementing these plans repetitively, our management team is uniquely qualified to efficiently assist our clients in achieving their goals, while avoiding operational and marketing pitfalls.

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
We provide two standard healthcare savings plan retail offerings: Gold Card Plan and Platinum Card Plan. These plans are designed to benefit the more than 47 million individuals without healthcare insurance coverage and the millions more that are underinsured. The Gold Card Plan is targeted to those who have some basic medical insurance but no ancillary services or as add-on services alongside a healthcare plan. The Gold Card Plan benefit categories include pharmacy, vision, dental, hearing, 24-hour nurse-line, chiropractic, medical lab and supplies, alternative medicine, physical therapy, podiatry, mental health and long-term care. The Platinum Card Plan is generally intended for those who do not have a healthcare insurance plan or have a plan with only catastrophic coverage. It includes all of the Gold Card Plan benefits plus primary-care physicians, specialists and outpatient facilities.
In addition to our wholesale and retails offerings, certain clients may choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment, and we provide customer service. These offerings are designed to enhance our clients’ existing offering and improve their product value relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates.
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

Discount Medical	Automotive
Physician Network Access	Discounted Roadside Assistance
Dental Network Access	Automotive Service Provider Savings
Vision Care & Eyewear Network Access	Customer Trip Routing
Pharmacy Network Discounts	Car Theft Reward
Mail Order Pharmacy Discounts	Rental Car Savings
Chiropractor Network Access
Hearing Aid Discounts	Dealer Add-In Benefits
Vitamins & Nutritional Supplements	Lease Cancellation Benefit
Account Reinstatement
Food and Entertainment	Points Program for On Time Payments
Grocery Coupon Savings
Restaurant Savings	Miscellaneous Benefits
Theme Park Discounts	Kid Secure
Movie Theater Discounts	Discounted Legal Services
Savings at Choice Hotels
Insurance	Savings at 1-800Flowers.com
Accidental Death & Dismemberment	Product Service Plans
Involuntary Unemployment
Leased Property Insurance
CUSTOMERS
We currently deliver membership plans to about 190 companies, including rental purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. Our point-of-sale plans are offered at over 5,100 locations.
Revenue attributable to one contract totaled $11,557,715 or 55% and $10,982,394 or 62%, of total revenue for the years ended September 30, 2008 and 2007, respectively.
SALES AND MARKETING
We currently employ three full-time direct sales professionals. In addition, we have contracted with a number of independent sales consultants, who are primarily compensated on the basis of revenue produced.
We continue to expand our marketing programs and visibility in the industries we target for our offerings. Programs currently underway include public relations, internet sales, direct mailings and industry trade shows. We presently generate the majority of our new members via point-of-sale marketing by our clients. However, we also employ online, direct mail and mail insert marketing efforts.

COMPETITION
While there are numerous companies providing membership offerings, they compete for members by soliciting customers throughout various industries. We strive to maintain strong client relationships in order to mitigate the effects of such competition. There are a number of companies that compete with us. Our principal competitors include: New Benefits, MembersTrust, Vertrue, Affinion and CAREINGTON International Corporation. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers.
The environment within which we operate is intensely competitive and subject to rapid change. To maintain or increase our market share position, we must continually enhance our product offerings, introduce new product features and enhancements, and expand our client service capabilities. We currently compete principally on the basis of the specialized nature of our products and services.
GOVERNMENT REGULATION
We offer benefits including insurance products, discount medical and other discount programs through association-based membership programs that are sold by our clients as add-ons to the client’s core business. We also sell our discount medical program as a stand alone program directly to the public and through marketers. We administer claims for our association-based insurance and service programs through our subsidiary, BMS Agency, an Oklahoma licensed insurance agency. The association based programs are offered through an Oklahoma association in accordance with the laws of Oklahoma. In addition, BMS is a licensed third-party administrator.
There are approximately 30 states that now have licensing laws and regulations for discount medical provider organizations (hereinafter referred to as “DMPO”). The regulations differ materially among states and are subject to amendment and reinterpretation by the agencies charged with their enforcement. Some states require a license to operate as a DMPO. We have been approved as a licensed DMPO in 16 states and have applications pending in 3 other states. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in that state. In addition, California views our discount medical plans as managed healthcare and its Department of Managed Health Care has taken the position that we must seek and eventually obtain a license under the Knox-Keene Act. Compliance with these regulations on a state-by-state basis has been expensive and cumbersome.
Compliance with federal and state regulations is generally our responsibility. The medical discount plan industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:
•	non-compliance may cause us to lose licensing status or to become the subject of a variety of enforcement or private actions;

•	compliance with changes in applicable regulations could materially increase the associated operating costs;

•	non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

•	non-compliance or alleged non-compliance may result in loss of contracts, negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, representatives and consumers in general.

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
The laws and regulations and their interpretation relating to our insurance and discount medical business are subject to uncertainty and change. There is no assurance that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted. We are subject to the risk of challenges to the legality of selling insurance or other regulated products through our association based marketing program, including claims that our programs do not comply with a particular state’s laws regarding the offering and licensing for a regulated product or administration of claims. We are subject to the risk that our discount programs will be determined to be regulated by the discount buying club laws or physician referral laws. In addition, the use of the internet in the marketing and distribution of our services is relatively new and presents issues, including the limitations on an insurance regulator’s jurisdiction and whether Internet service providers, gateways or cybermalls are (a) engaged in the solicitation or sale of insurance policies or (b) otherwise transacting business requiring licensure under the laws of one or more states.
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
In addition, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires certain guaranteed issuance and renew-ability of health insurance coverage for individuals and small employer groups and limits exclusions on pre-existing conditions. HIPAA mandated the adoption of extensive standards for the use and disclosure of health information. HIPAA also mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry.
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

In addition to federal regulation and reform, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, prompt payment practices, health insurer liability and mandated benefits. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information. As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive. We expect that this trend of increased legislation will continue. We are unable to predict what state reforms will be enacted or how they would affect our business.
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
Legislative Development
Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in healthcare policy could significantly affect our business. Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.
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
ITEM 1A. RISK FACTORS.
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
THIS REPORT CONTAINS CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING INFORMATION.
We have included some forward-looking statements in this section and other places in this report regarding our expectations. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they:
•	discuss our future expectations,
•	contain projections of our future operating results or of our future financial condition, or
•	states other “forward-looking” information.
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
A SIGNIFICANT PORTION OF OUR REVENUE IS DEPENDENT ON ONE CLIENT.
Revenue attributable to one contract totaled $11,557,715 or 55% of total revenue for the year ended September 30, 2008. For the year ended September 30, 2007, revenue attributable to one contract totaled $10,982,394 or 62% of total revenue. Although we have a long-term contract, loss of that one client would have a significant impact on our revenues, profitability and our ability to negotiate discounts with vendors.
WE DEPEND ON VARIOUS THIRD-PARTY VENDORS TO SUPPLY CERTAIN PRODUCTS AND SERVICES THAT WE MARKET.
We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. We are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor; therefore, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability.
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
WE MAY HAVE EXPOSURE AND LIABILITY RELATING TO NON-COMPLIANCE WITH THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND THE COST OF COMPLIANCE COULD BE MATERIAL.
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
Our operations are regulated by federal and state laws and regulations administered by various state agencies. These laws and regulations cover the areas of insurance, discount medical plans, associations, and extended service.
Compliance with all of the applicable regulations and laws is uncertain because of the evolving interpretations of existing laws and regulations, and the enactment of new laws and regulations.
Accordingly, there is the risk that our operations could be found to not comply with applicable laws and regulations that could:
•	result in enforcement action and imposition of penalty,

•	require modification of our operations or programs,

•	result in negative publicity
Any of these consequences could have a material adverse effect on our results of operations as well as our financial condition.
THE GOODWILL RESULTING FROM OUR MERGER-ACQUISITION OF BMS HOLDING COMPANY MAY BECOME IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE THAT MAY BE SUBSTANTIAL.
In connection with our merger-acquisition of BMS Holding Company in 2007, we recorded goodwill of $2,291,945, modified for our decrease in Notes Payable of $212,803 for the year ended September 30, 2008. See Note 5. — Notes Payable to Related Parties. In connection with our purchase of Foresight in 2005, we recorded goodwill that had an aggregate asset value of $455,000 at September 30, 2008. In the event that the goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock. .
OUR FAILURE TO PROTECT PRIVATE DATA COULD SUBJECT US TO PENALTIES, DAMAGE OUR REPUTATION, CAUSE US TO BE IN BREACH OF CONTRACTS AND CAUSE US TO EXPEND CAPITAL AND OTHER RESOURCES TO PROTECT AGAINST FUTURE SECURITY BREACHES.
Certain of our services are based upon the collection, distribution and protection of sensitive private data. Our contracts with certain clients place a duty on us to protect certain confidential information and to comply with certain provisions of privacy laws such as the Gramm-Leach-Bliley Act. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our client agreements. We have incurred, and may continue to incur, significant costs to protect against a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to government fines or sanctions, legal claims from clients or customers under that govern the security non-public personal information. There is no assurance that we would prevail in this litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
We do not have any unresolved and outstanding comments of the Staff of the U.S. States Securities and Exchange Commission.
ITEM 2. PROPERTIES
We lease the space for our offices in Norcross, Georgia under a lease that expires in October 2009. This lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, one of our Directors and an Executive Vice President. The total space consists of approximately 8,712 square feet and NovaNet leases approximately 3,537 square feet of that space. The lease was executed on May 1, 2004, amended on December 16, 2004 with a revised termination date of October 31, 2009. See Note 11. Related Party Transactions.

BMS leases the space for its office in Norman, Oklahoma under a lease that expires July 31, 2009. The total space consists of approximately 5,973 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors and our President. This lease was executed on May 1, 2005, amended on August 1, 2006 and May 1, 2008 and expires on July 31, 2009. See Note 11. Related Party Transactions. In the event we are required to move from our current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which our office space is currently occupied and the rental rate may be substantially greater.
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
ITEM 3. LEGAL PROCEEDINGS
On December 14, 2005, Bankers Fidelity Life Insurance Company filed a demand for arbitration with Alliance HealthCard, Inc. The dispute involves our and Bankers Fidelity Life Insurance Company’s relative rights arising out of the Prescription Drug Card and our Multi-Service Benefits Agreement. It involves a determination of the responsibilities of Alliance HealthCard, Inc., as well as certain other contract rights between us and Bankers Fidelity Life Insurance Company.
In September 2008 Alliance entered into a Mutual Release, Settlement Agreement and Agreement Not to Sue with Bankers Fidelity Life Insurance Company for a full settlement and release of all claims in exchange for a settlement payment to Bankers Fidelity of $100,000. A final settlement and release of all claims related to this dispute was obtained on September 25, 2008. We reduced accrued liabilities of $100,000 to reflect this settlement payment.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to the vote of our shareholders during the three months ended September 30, 2008.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the OTC Bulletin Board in January 2001. As of November 11, 2008 there were 116 holders of record of our common stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of our common stock as reported on the OTC Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2008
First Quarter ended December 31, 2007	$1.90	$1.55
Second Quarter ended March 31, 2008	$1.70	$0.80
Third Quarter ended June 30, 2008	$1.25	$0.75
Fourth Quarter ended September 30, 2008	$1.35	$0.60
Year ended September 30, 2007
First Quarter ended December 31, 2006	$1.35	$0.42
Second Quarter ended March 31, 2007	$1.90	$1.10
Third Quarter ended June 30, 2007	$2.20	$1.61
Fourth Quarter ended September 30, 2007	$2.00	$1.61

DIVIDEND POLICY
We have never paid cash dividends or made other cash distributions to common stock shareholders, and do not expect to declare or pay any cash dividends in the foreseeable future. For financial reporting purposes, distributions made to BMS shareholders prior to the merger were treated as dividends or distributions for financial reporting purposes. These dividends and distributions totaled $0 and $8,243,218, respectively for the fiscal years ended September 30, 2008 and 2007.
In connection with the 2007 merger with BMS, the Company gave the selling shareholders notes totaling $7,147,000 which bore interest at 1% per annum. After discounting the notes to adjust for the effect of the below-market interest rates, the notes were recorded on the Company’s financial statements at $6,666,417. The note principal on these notes was reduced by $213,000 as of September 30, 2008 related to the settlement of the Caribbean American Property Insurance Company (“CAPIC”). See Note 4 — Mergers and Acquisitions. The issuance of these notes, net of discounts was treated as a dividend distribution to the BMS shareholders. During the year ended September 30, 2008 the Company made principal and interest payments on these notes totaling $2,358,265. For the year ended September 30, 2007, the Company made principal and interest payments of $1,222,382 plus $1,576,801 in additional cash distributions to the BMS shareholders. We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of its business. Payments of dividends in the future will depend upon growth, profitability, financial condition and other factors that our Board of Directors may deem relevant.
REPURCHASE OF COMMON STOCK SHARES
During the three months ended September 30, 2008, we did not purchase any of our common stock shares.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth as of September 30, 2008, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 2001 Stock Option Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Number of
	Securities to be		Number of securities
	issued upon exercise	Weighted-average	remaining available
	of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders:
2001 Stock Option Plan	1,518,897	$0.93	1,287,794

Equity compensation plans not approved by security holders:
	—		—
	—		—
	—		—

Total	1,518,897		1,287,794

ITEM 6. SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and as such, are not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Since formation in 1998 we have been a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of healthcare, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. In February 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiaries, Benefit Marketing Solutions, L.L.C. (BMS) and BMS Insurance Agency, L.L.C., (BMS Agency). BMS is the largest membership plan provider to dealers in the rental-purchase industry. For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. Additional intangible assets and goodwill totaling $4,791,945 were recorded on the financial statements as of the merger date reflecting the fair market value of Alliance HealthCard, Inc. in excess of its identifiable net tangible assets as of the date of the merger. While we continue to market our health oriented programs, the merger-acquisition has greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and product service plans. We sell our membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and are now a leading provider of value added membership plans sold in conjunction with point-of-sale transactions.
BMS was formed in February 2002 and designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations on a nation-wide basis. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. BMS is one of the largest membership plan providers to dealers in the rental-purchase industry market space. The point-of-sale membership plans are sold through more than 5,100 locations in the U.S. and Canada.
In connection with the merger-acquisition of BMS Holding Company, the merger was accounted for as a reverse merger-acquisition with Alliance HealthCard as the legal acquirer and BMS Holding Company as the accounting acquirer. Under the accounting treatment, the historical operations of BMS Holding Company and its subsidiaries, BMS and BMS Agency, became ours and our former operations and assets and liabilities were deemed purchased by BMS Holding Company. Therefore, the historical operations contained in this report are those of BMS Holding Company and its subsidiaries.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements. Significant estimates include our claims liability (see Note 12) and the discounted future cash flows used to calculate our goodwill for impairment.
Goodwill and Intangible Assets
We account for acquisitions of businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141,“Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization of customer lists totaled $500,004 and $291,669, respectively for the fiscal years ended September 30, 2008 and September 30, 2007.
We account for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized.
We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2008 and 2007 we recognized no impairment losses related to our intangible assets.
Stock Based Compensation
In accordance with the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), we measure stock based compensation expense as the excess of the market price on date of grant over the amount of the grant. We grant stock based compensation at the market price on the date of grant.
The provisions of SFAS 123R became generally accepted accounting principles on January 1, 2006. As permitted, prior to the effectiveness of SFAS 123R, we elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (See Note 8).
Income Taxes
We adopted SFAS No. 109, “Accounting for Income Taxes,” that requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.
In 2006, FASB issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, we adopted FIN 48 on January 1, 2007.
We have recognized a liability for uncertain tax positions. See Note 9. Income Taxes. We further believe that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.
Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of October 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.
In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), an amendment of FASB Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This SFAS 158 has no current applicability to our financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). SFAS No. 141R will have an effect on the Company’s consolidated financial statements for any business combinations the Company may enter into after the effective date.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). The Company does not believe SFAS No. 160 will have an effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of SFAS 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
Results of Operations
Year Ended September 30, 2008 Compared to Year Ended September 30, 2007
Revenue increased $3.3 million, or 19%, to $20.9 million for the year ended September 30, 2008, compared to revenue of $17.6 million for the same prior year period. The $3.3 million increase consisted of an increase for BMS of $2.2 million attributable to the following: a) $.6 million from a major client due to an increase in membership sales and b) 1.6 million from new and existing client business. Alliance HealthCard was responsible for the remaining increase of $1.1 million attributable to new business.
Gross profit increased $3.7 million, or 62%, to $9.8 million for the year ended September 30, 2008 compared to $6.1 million for the prior year end. The increase was primarily attributable to the following: a) additional revenue; b) a decrease in discount benefits and fulfillment expenses; and partially offset by c) an increase in claims expenses. Gross profit as a percentage of revenue was 47% and 34% for the years ended September 30, 2008 and 2007, respectively.
Sales and marketing expenses increased $.3 million, or 37%, to $1.3 million for the year ending September 30, 2008, compared to $.9 million for the year ending September 30, 2007. Sales and marketing expenses as a percentage of revenue were 6.0% and 5.2% for the years ended September 30, 2008 and 2007, respectively. The increase consisted of $.2 million for BMS and $.1 million for Alliance HealthCard. The increase was primarily attributable to compensation and commission expense.
Depreciation and amortization expense increased by $.2 million to $.5 million for the year ended September 30, 2008 due primarily to the amortization of customer lists deemed acquired by us from Alliance HealthCard in connection with the 2007 merger.

General and administrative expenses increased $.2 million, or 8%, to $3.1 million for the year ending September 30, 2008 compared to $2.9 million for the prior year. Expenses for 2007 consisted of one time merger expenses of $.3 million. Excluding one-time merger expenses from the year ended September 30, 2007, there was an increase of $.5 million for the year ended September 30, 2008. The $.5 million increase was primarily attributable to only seven months of operations for Alliance for the year ended September 30, 2007. General and administrative expenses as a percentage of revenue were 15% and 17% for the years ended September 30, 2008 and 2007, respectively.
We recognized net income tax expense of $2.2 million for the fiscal year ended September 30, 2008 compared to $.5 million for the prior year. This was due primarily to the fact that only the last seven months of fiscal 2007 for both Alliance HealthCard and BMS were taxed at the corporate level. Prior to the merger, the BMS operations for the first five months of fiscal 2007 were taxed at the shareholder level and Alliance HealthCard utilized net operating loss carry forwards.
We reported net income prior to dividends and distributions of $2.7 million for the year ended September 30, 2008 compared to $1.4 million for the same prior year. Net income available for common shareholders was $2.7 million for fiscal 2008 as compared to $(6.8) million for fiscal 2007. Total dividends and distributions paid in connection with the promissory notes to former BMS shareholders were $0 and $8.2 million for the years ended September 30, 2008 and 2007, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2008, we had unrestricted cash of $3.0 million and a working capital deficit of $.5 million. Our current liabilities include an estimated current portion of notes payable to related parties. These note obligations are only payable in the event that our consolidated earnings before interest, income taxes, depreciation and amortization, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 (“Actual EBITDA”) exceeds $4,200,000 (the “Targeted EBITDA”). If the Targeted EBITDA level is not achieved then the principal amount of these notes will be reduced by an amount equal to the percentage by which the Actual EBITDA for each of those fiscal years falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the notes in accordance with the foregoing payment terms.
Cash provided by operating activities was $3.3 million and $2.0 million for the fiscal years ended September 30, 2008 and 2007, respectively. The increase of $1 .3 million was primarily attributable to an increase in revenue and net income offset by a decrease in claims and other liabilities.
Cash used in investing activities was $0.2 for the fiscal year ended September 30, 2008, while during the 2007 fiscal year cash provided by investing activities was $1.0 million. The decrease of $.9 million was attributable to the cash received from the merger for the fiscal year ended September 30, 2007 and the increase in restricted cash of $.2 million.
Cash used in financing activities was $2.3 million for the year ended September 30, 2008 compared to $2.7 million for the same prior year period. The increase of $.4 million was related to the following:
•	A reduction of $1.6 million for distributions paid prior to the merger to former shareholders of BMS Holding Company, Inc. for the fiscal year ended September 30, 2007;

•	Promissory note payments to related parties of $2.3 million for the fiscal year ended September 30, 2008 compared to $1.2 million for the fiscal year ended September 30, 2007;

•	Proceeds of $.1 million from exercise of stock options during the fiscal year ended September 30, 2008; and

•	Repayment of our line of credit for $.15 million for the fiscal year ended September 30, 2008.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
We do not have any material exposure to market risk from derivatives or other financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Alliance HealthCard, Inc.
We have audited the accompanying consolidated balance sheet of Alliance HealthCard, Inc. and subsidiaries, as of September 30, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. and subsidiaries as of September 30, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Eide Bailly LLP
Greenwood Village, Colorado
December 23, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Alliance HealthCard, Inc.
We have audited the accompanying consolidated balance sheet of Alliance HealthCard, Inc. and subsidiaries, as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ Murrell, Hall, McIntosh & Co. PLLP
Oklahoma City, Oklahoma
January 14, 2008

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$3,012,683	$2,274,411
Restricted cash	156,935	—
Accounts receivable, net	2,486,938	2,389,541
Prepaid expenses	31,372	33,666

Total current assets	5,687,928	4,697,618

Furniture, fixtures and equipment, net	165,020	131,969
Goodwill	2,534,152	2,746,945
Intangibles — Customer lists, net	1,708,883	2,212,220
Deferred income taxes and other	427,604	443,537

Total assets	$10,523,587	$10,232,459

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$927,101	$1,441,703
Accrued salaries and benefits	161,732	129,525
Claims liability	462,596	260,360
Deferred revenue	843,868	911,588
Line-of-credit	—	149,980
Current portion of notes payable to related parties	2,289,663	2,382,333
Liability for unrecognized tax benefit	166,000	—
Other accrued liabilities	1,468,349	1,323,817

Total current liabilities	6,319,309	6,599,306

Long term liabilities:
Notes payable to related parties, net of current portion shown above	931,581	3,200,055

Total liabilities	7,250,890	9,799,361

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,796,763 shares issued and outstanding at September 30, 2008 and 14,647,763 at September 30, 2007	14,796	14,647
Additional paid-in-capital	6,808,758	6,677,567
Accumulated deficit	(3,550,857)	(6,259,116)

Total stockholders’ equity	3,272,697	433,098

Total liabilities and stockholders’ equity	$10,523,587	$10,232,459

See the accompanying notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Statements of Operations

	Year Ended
	September 30,
	2008	2007
Net revenues	$20,913,609	$17,608,747
Direct costs	11,113,452	11,541,715

Gross profit	9,800,157	6,067,032

Marketing and sales expenses	1,252,051	916,820
Depreciation and amortization expense	550,764	343,621
General and administrative expenses	3,115,049	2,877,099

Operating income	4,882,293	1,929,492

Other income (expense):
Other income	163,951	71,132
Other expense, net	(148,985)	(148,972)

	14,966	(77,840)

Net income before income taxes	4,897,259	1,851,652

Provision for income taxes
Current	2,140,000	589,000
Deferred tax (benefit)	49,000	(134,000)

Total provision for income taxes	2,189,000	455,000

Net income	$2,708,259	$1,396,652
Less dividends and distributions	—	8,243,218

Net income available for common stock	$2,708,259	$(6,846,566)

Per share data:
Basic income	$0.18	$(0.47)

Diluted income	$0.18	$(0.47)

Basic weighted average shares
Outstanding	14,797,612	14,548,804

Diluted weighted average shares
Outstanding	15,262,596	14,548,804

See the accompanying notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at October 1, 2006	10,000,000	$10,000	$1,553,420	$587,450	$2,150,870
Stock Issued in connection with merger	4,524,263	4,524	4,972,165	—	4,976,689
Stock issued to consultant on 2/28/07	20,000	20	21,980	—	22,000
Stock options exercised on 8/17/07	103,500	103	75,002	—	75,105
Stock options issued to consultant on 2/28/07	—	—	55,000	—	55,000
Net income	—	—	—	1,396,652	1,396,652
Dividends	—	—	—	(8,243,218)	(8,243,218)

Balance at September 30, 2007	14,647,763	14,647	6,677,567	(6,259,116)	433,098

Stock options exercised on 12/28/07	149,000	149	112,721	—	112,870
Stock options issued to consultant on 12/31/07	—	—	2,250	—	2,250
Stock options issued to consultant on 03/31/08	—	—	2,250	—	2,250
Stock options issued to directors on 5/31/08	—	—	13,970	—	13,970
Net income	—	—	—	2,708,259	2,708,259

Balance at September 30, 2008	14,796,763	$14,796	$6,808,758	$(3,550,857)	$3,272,697

See the accompanying notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$2,708,259	$1,396,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550,764	343,621
Deferred tax (benefit)	49,000	(134,000)
Stock issued to consultant	—	22,000
Stock options issued to consultants/directors	18,470	55,000
Amortization of loan discount to interest expense	160,194	107,138
Change in operating assets and liabilities:
Receivables	(88,928)	(258,333)
Prepaid expenses	2,294	216,676
Other long term assets	—	1,200
Accounts payable	(514,602)	(850,381)
Accrued salaries and benefits	32,207	57,366
Deferred revenue	(67,720)	82,584
Claims and other accrued liabilities	471,404	1,002,471

Net cash provided by operating activities	3,321,342	2,041,994

Cash flows from investing activities
Increase in restricted cash	(156,935)	—
Cash received from merger	—	1,065,528
Purchase of equipment	(80,479)	(80,426)

Net cash provided by (used by) investing activities	(237,414)	985,102

Cash flows from financing activities
Payments on notes to related parties	(2,308,546)	(1,191,167)
Dividends and distributions paid out	—	(1,576,801)
Stock options exercised	112,870	75 105
Repayment of line of credit	(149,980)	—

Net cash (used by) financing activities	(2,345,656)	(2,692,863)

Net increase in cash and cash equivalents	738,272	334,233
Cash at beginning of period	2,274,411	1,940,178

Cash at end of period	$3,012,683	$2,274,411

See the accompanying notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
1. Description of the Business
We were founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, we completed a merger with Benefit Marketing Solutions, L.L.C., (BMS). BMS is the largest membership plan provider to dealers in the rental-purchase industry. For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. While we continue to market our successful health oriented programs, the merger has greatly expanded its business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. We sell our membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and are now a leading provider of value added membership plans sold in conjunction with point-of-sale transactions. Please refer to Note 4 — Mergers and Acquisitions for additional information.
BMS was formed in February 2002 and is a national membership program benefits organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 5,100 locations in the U.S. and Canada.
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
We have adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.
The consolidated financial statements include our accounts and those of our wholly owned subsidiaries BMS Holding Company, Inc. and Alliance HealthCard of Florida, Inc. BMS Insurance Agency, L.L.C. (the “Agency”), a wholly owned subsidiary of BMS Holding Company, qualifies for consolidation as a VIE under the provisions of FIN 46R. The Agency was formed to comply with the State of Oklahoma regulations for insurance agencies. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements. Significant estimates include our claims liability (see Note 12) and the discounted future cash flows used to calculate our goodwill for impairment.

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
2. Summary of Significant Accounting Policies (continued)
Fair Values of Financial Instruments
The Company has a number of financial instruments, consisting of cash and various receivables and payables. None of the financial instruments are held for trading purposes. The Company estimates that the fair value of these instruments at September 30, 2008 and 2007 does not materially differ from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.
Cash and Cash Equivalents
For the purposes of the balance sheets and statements of cash flows, we consider investments purchased with maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
Restricted cash consists of short term investments with original maturities of one year or less. The investments are pledged to secure letters of credit required as collateral for surety bonds that are required by multiple states to do business as a discount medical provider organization.
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $5,632 for the year ended September 30, 2008 and for the year ended September 30, 2007. Bad debt expense totaled $9,070 and $0, respectively for the years ended September 30, 2008 and 2007. Our customers are located in 48 states and are not confined to a single geographic area.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful life of each asset which range from three to five years. Major additions and enhancements are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. When property is retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized. Depreciation totaled $37,460 and $25,113, respectively for the fiscal years ended September 30, 2008 and 2007.
Goodwill and Intangible Assets
We account for acquisitions of businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization of customer lists totaled $500,004 and $291,669, respectively for the fiscal years ended September 30, 2008 and September 30, 2007.
We account for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized.

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
2. Summary of Significant Accounting Policies (continued)
We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2008 and 2007 we recognized no impairment losses related to our intangible assets.
Stock Based Compensation
In accordance with the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), we measure stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. We grant stock-based compensation at the market price on the date of grant.
The provisions of SFAS 123R became generally accepted accounting principles on January 1, 2006. As permitted, prior to the effectiveness of SFAS 123R, we elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (See Note 8).
Income Taxes
We adopted SFAS No. 109, “Accounting for Income Taxes,” that requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.
In 2006, FASB issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, we adopted FIN 48 on January 1, 2007.
We have recognized a liability for uncertain tax positions. See Note 9. Income Taxes. We believe that there are no additional tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.
Membership fees are paid to us on a monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term.
Segment Reporting
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, requires a public entity to report financial and descriptive information about its reportable operating segments. Management believes that all operations are evaluated and managed as a single segment — consumer membership plans.

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
2. Summary of Significant Accounting Policies (continued)
Impairment of Long Lived Assets
The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We do not perform periodic assessments of assets for impairment in the absence of such information or indicators. Currently, management has no indication of any events or circumstances that would significantly impair any of our long-lived assets. An impairment charge, if any, would be recorded for the excess of the carrying value of an asset over its estimated fair value, as determined based upon estimates of future cash flows, third-party valuation or other measures determined appropriate for the circumstances.
Advertising Expense
Our advertising is non-direct and the costs are expensed as incurred. During the years ended September 30, 2008 and 2007, we incurred $37,299 and $15,989 of advertising expense, respectively.
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
Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of October 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.
In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), an amendment of FASB Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This SFAS 158 has no current applicability to our financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
2. Summary of Significant Accounting Policies (continued)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). SFAS No. 141R will have an effect on the Company’s consolidated financial statements for any business combinations the Company may enter into after the effective date.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). The Company does not believe SFAS No. 160 will have an effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of SFAS 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
3. Supplemental Cash Flows Information
Cash payments for interest and income taxes for the years ended at September 30, were as follows:

	2008	2007

Interest	$53,020	$41,262
Income taxes paid	$1,704,883	$528,677
Other non cash transactions are as follows:
Issuance of 4,524,263 shares of common stock for the acquisition of Alliance HealthCard, Inc., in connection with the reverse merger	$—	$4,976,689

Issuance of stock and options to consultants and directors	$18,470	$77,000
Notes, net of discount issued as dividends to BMS shareholders	$—	$6,666,417

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
4. Mergers and Acquisitions
On February 28, 2007, Alliance HealthCard, Inc. (“Alliance”) consummated a merger (the “Merger”) by and among Alliance, AHC—Benefit Marketing Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of Alliance (“Merger Sub”); BMS Holding Company, Inc., an Oklahoma corporation (“BMS”). As a result of the Merger, BMS merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly-owned subsidiary of Alliance. Although in form Alliance acquired BMS, as a result of the Merger the outstanding shares of BMS common stock were converted into 10,000,000 shares of common stock of Alliance representing approximately 69% of the total number of shares of common stock of Alliance outstanding following the Merger. Three original promissory notes (the “Notes” and each a “Note”) were made and issued by the Company to three former BMS shareholders in the aggregate amount of $7,147,000. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum (the “Contract Rate”) with such interest payable quarterly. The principal and interest on the Original Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. On January 10, 2008, pursuant to an agreement among us and three former BMS shareholders. The Original Notes were cancelled, and we issued new promissory notes in the principal amount of totaling $5,113,177 (the “New Notes”). The principal amounts of the New Notes are equal to the outstanding balances respectively owed to the holders of the Original Notes at the time the Original Notes were cancelled less a reduction of $247,073 for the “CAPIC requirement”. As a result of the settlement agreement completed on March 13, 2008 with CAPIC, BMSIA received proceeds of $34,820 which resulted in a pro rata increase in the notes by that same amount. The offset of $212,793 for the net note adjustments was offset to goodwill. See Note 5. The cancellation of the Original Notes and the issuance of the New Notes were approved by the disinterested members of our board of directors. These revised notes modified the terms to defer the measurement periods by one year to the fiscal years ending September 30, 2008, September 30, 2009 and converted to quarterly review thereafter.
For financial reporting purposes, BMS was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. These notes, net of the discount related to the below market interest rates were treated as dividend distributions to the BMS shareholders. A recap of dividends and distributions made to the BMS shareholders is as follows.

	Fiscal Year Ended
	September 30,
	2008	2007
Issuance of notes, net of imputed interest	$—	$6,666,417
Cash distributions made	—	1,576,801

	$—	$8,243,218

The aggregate purchase price of the former Alliance HealthCard, Inc. was determined to be $4,976,689 which was determined based on the fair market value of the 4,525,263 shares it had outstanding at the date of the merger.
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

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
4. Mergers and Acquisitions (continued)
In December, 2005, BMS acquired substantially all of the net assets of Foresight, Inc., (“Foresight”). The purchase price consisted of a cash payment of $475,000. The acquisition of Foresight expanded the Company’s membership program.
The allocation of the purchase price for this acquisition, on the date of the acquisition, is as follows:

Goodwill	$455,000
Non-competition agreement	10,000
Software	10,000

$475,000

The software and the non-compete agreement are being amortized over three years. Amortization expense was $6,667 and $6,667, respectively for the years ended September 30, 2008 and 2007.
Under SFAS 142 we are required to test goodwill for impairment on an annual basis. Using the discounted cash flow method, we determined that the goodwill was not impaired on September 30, 2008 or September 30, 2007.
5. Notes Payable to Related Parties
In connection with the Merger, three promissory notes were issued to former BMS shareholders in the aggregate amount of $7,147,000. The notes are dated March 1, 2007 and bear interest at 1% per annum. The carrying amount of these notes was discounted to $6,666,447 with an effective interest rate of 7% to adjust for the below market interest rate carried by the notes.
Principal and accrued interest shall be due and payable in 12 consecutive quarterly installments commencing on May 15, 2007 and on each August 14, November 14, February 14 and May 15 of each year thereafter and in full on February 14, 2010, if not previously paid. Any payment of principal and interest shall be applied first to the payment of interest due on the outstanding principal sum and the balance thereof shall be applied in reduction of principal sum. Notwithstanding the foregoing and any other provision in the notes, in the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be less (“Actual EBITDA”) than Four Million Two Hundred Dollars ($4,200,000) (the “Targeted EBITDA”), then the principal amount of these notes are be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the Note in accordance with the foregoing payment terms.
In addition to the foregoing, after the consummation of the transactions contemplated by the Merger Agreement, the principal amount of these notes shall be reduced dollar for dollar by any loss incurred by BMS Insurance Agency, L.L.C., a BMS Holdings’ affiliate, resulting from contingent commissions being held by CAPIC pending receipt of a non-resident license from the Puerto Rico Department of Insurance. Any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods shall inure on a pro-rata basis to the benefit of the note holders. After any decrease or increase in the principal amount of these notes related to post-closing payments to or from CAPIC, the adjusted principal balance of these notes will be amortized over the remaining term of the notes in accordance with the foregoing payment terms. To comply with this provision, the principal on these notes was reduced by $247,073 as of September 30, 2007. The notes further provide that recovery of any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods will inure on a pro-rata basis to the benefit of the note holders. As a result of the settlement agreement completed on March 13, 2008 with CAPIC (See Note 15 – Restated Quarterly Financial Statements), BMSIA received proceeds of $34,280 which resulted in a pro rata increase in the notes by that same amount.

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
5. Notes Payable to Related Parties (continued)
For financial reporting purposes, the issuance of these notes in 2007 was treated as a dividend to the former BMS shareholders.
Pursuant to discussions between the note holders and our disinterested directors, on January 10, 2008 the original notes were cancelled and replaced by new notes reflecting the unpaid principal balance but modifying the measurement periods to be deferred by one year to the fiscal years ending September 30, 2008, September 30, 2009 and converted to quarterly reviews thereafter. Management felt that these deferred periods more appropriately tie the payment obligations to our performance because the initial period did not reflect an entire year and also contained several merger related one-time expenses. Several additional provisions were added to allow for adjustments if necessary. The new notes were issued in the aggregate amount of $5,113,177 representing the unpaid principal balances on the original notes on that date before the above described note adjustments.
Principal and interest payments made on these notes (net of discount) were $2,358,265 and $1,222,382, respectively for the years ended September 30, 2008 and 2007. Principal payments due on these notes for the next two years are as follows:

	Principal	Discount	Net
Fiscal Year Ended September 30	Payments	Applied	Amount Due
2009	2,431,352	141,689	2,289,663
2010	1,013,910	82,329	931,581
6. Line of Credit
BMS secured a line of credit with Republic Bank & Trust for $150,000, secured by the personal guarantee of Brett Wimberley, our President, with interest of the Wall Street Journal prime plus 1%, which was 8.75% at September 30, 2007, and a maturity date of December 19, 2007. The principal balance of $149,980 was paid in full on December 19, 2007. The credit agreement was increased to $500,000 and was renewed on January 25, 2008 with a new maturity date of December 19, 2008 and bears an interest rate of the Wall Street Journal prime rate per annum to be adjusted daily. The renewal of the line of credit is currently under negotiation.
The unpaid principal balance on the line of credit was $0 and $149,980 at September 30, 2008 and 2007, respectively. The line of credit is currently being renewed.
7. Furniture and Equipment
Furniture and equipment consists of the following at September 30, 2008 and 2007:

	2008	2007
Furniture, fixtures and equipment	$368,155	$299,087
Website and video training	33,595	33,595
Software	83,099	71,691
Leasehold improvements	12,686	12,686

	497,535	417,059
Less: accumulated depreciation and amortization	(332,515)	(285,090)

	$165,020	$131,969

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
8. Stock Based Compensation
In conjunction with certain employment and consulting agreements, we granted stock options relating to 82,500 shares and 122,500 shares of Common Stock for the years ended September 30, 2008 and 2007, respectively.
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-based payment (“SFAS 123R”). The provisions of SFAS 123R requires companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and disclose the pro forma effects on net income had the fair value of these options been expensed.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are base on historical volatilities of our stock. We use historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We do not provide for any expected dividends or discount for post-vesting restrictions in the model.

Expected volatility	84%
Dividend yield	0%
Risk free interest rate	1.0%
Expected lives	10 Years
Information regarding the options is as follows:

	Weighted
	Average
	Exercise	Options	Options
	Price	Outstanding	Exercisable
Assumed in connection with reverse merger		1,766,896	1,758,900
Granted	$1.01	122,500	90,000
Forfeited	$0.88	(84,500)	(84,167)
Exercised	$0.73	(103,500)	(103,500)
Became exercisable	$1.04	—	7,663

Balance at September 30, 2007		1,701,396	1,668,896
Granted	$1.61	82,500	62,500
Forfeited	$1.37	(115,999)	(103,499)
Exercised	$0.76	(149,000)	(149,000)
Became exercisable	$0.93	—	10,833

Balance, September 30, 2008		1,518,897	1,489,730

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
8. Stock Based Compensation (continued)
There were 82,500 options granted for the year ended September 30, 2008 and 122,500 options granted for the year ended September 30, 2007. We had 1,518,897 options outstanding on September 30, 2008. The exercise price on these options ranged from $0.23 to $2.00 with an average weighted remaining contractual life of 4.4 years with an average exercise price of $0.93. The following table summarizes information about stock options outstanding at September 30, 2008.

Range of exercise price	$0.23-$2.00
Number outstanding	1,518,897
Weighted average remaining contractual life	4.4 Years
Weighted average exercise price	$0.93
During the year ending September 30, 2008 and 2007, options were exercised for the purchase of 149,000 common stock shares for $112,870 and 108,500 options for $75,105, respectively.
9. Income Taxes
Components of income tax expense for the fiscal years ended September 30, 2008 and 2007 are as follows:

	2008	2007
Current income tax expense
Federal	$1,890,000	$513,000
State	250,000	76,000

Total current income tax expense	2,140,000	589,000

Deferred income tax (benefit)
Federal	43,000	(117,000)
State	6,000	(17,000)

Total deferred income tax (benefit)	49,000	(134,000)

Net income tax expense	$2,189,000	$455,000

During the fiscal year ended September 30, 2006 and for the five months ended February 28, 2007, the taxable income and expenses of BMS (the reporting entity for financial reporting purposes) flowed though and were reported at the shareholder level.
A reconciliation of the provision for income taxes with amounts determined by applying the statutory US federal income tax rate to income before taxes is as follows:

	Fiscal Year Ended September 30,
	2008	2007

Computed tax at federal statutory rate of 34%	$1,667,000	$629,000
State income taxes	221,000	111,000
Less tax effect of earnings reported at the shareholder level	—	(300,000)
Tax effect of non deductible amortization of intangible assets	193,000	114,000
Tax effect of CAPIC settlement – See Note 5	166,000	—
Tax effect of utilization of NOL	(79,000)	(81,000)
Change in valuation allowance	(100,000)	—
Non-deductible expenses	18,000	(47,000)
Other	103,000	29,000

Provision for income taxes	$2,189,000	$455,000

Effective tax rate	45%	23%

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
9. Income Taxes (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of our deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows:

Deferred income tax assets
	2008	2007

Tax effect of vacation accruals not deductible for income tax reporting purposes	$18,000	$18,000
Tax effect of book depreciation in excess of tax depreciation	119,000	142,000
Tax effect of revenue deferred for financial reporting purposes	325,000	356,000
Tax effect of NOL carryover	582,000	682,000

Total deferred tax assets	1,044,000	1,193,000
Less Valuation allowance	(700,000)	(800,000)

Net Deferred income tax asset at September 30, 2008	$344,000	$393,000

In connection with the acquisition of Alliance Healthcard, Inc., we allocated $259,000 of the purchase price to deferred income tax assets.
As of September 30, 2008, we had a net operating loss carry-forward of approximately $1,511,000 which will expire as follows:

Fiscal year ended September 30,

2021	$608,000
2023	903,000
As discussed in Note 2, on January 1, 2007, we adopted a new accounting standard, FIN 48, Accounting for Uncertainty in Income Taxes. For the year ended September 30, 2008, for income tax reporting purposes, the Company will not recognize income for which it believes that income is properly attributable to other parties. See note 15.
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

Unrecognized tax benefits	$141,000
Portion that, if recognized, would reduce tax expense and effective tax rate	141,000
Accrued interest and penalties on unrecognized tax benefits	25,000
Portion that, if recognized, would reduce tax expense and effective tax rate	25,000
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

2008
Balance at September 30, 2007	$—
Additions for tax positions of the current year	166,000

Balance at September 30, 2008	$166,000

During the year ended September 30, 2008, the company recognized interest and penalties of approximately $25,000. These amounts have been accounted for as income tax expense.
With few exceptions, the Company is no longer subject to US Federal, State or local income tax examinations by tax authorities for years prior to 2005.
10. Earnings Per Share
Basic earnings per common share for the years ended September 30, 2008 and 2007 were calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share for the years ended September 30, 2008 and 2007 were calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus the dilutive potential common shares, which were determined as follows:

	Fiscal Year Ended September 30,
	2008	2007

Weighted-average common shares	14,797,612	14,548,804
Effect of dilutive securities
Options to purchase common stock	464,984	—

Diluted potential common shares	15,262,596	14,548,804

The effect of options outstanding at September 30, 2007 was anti-dilutive because we had a net loss available to common shareholders. Therefore there were no differences in basic and diluted shares outstanding for the fiscal year ended September 30, 2007.
Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted, represent the potential dilutive effect of the securities.

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
11. Related Party Transactions
We lease the space for our offices in Norcross, Georgia under a lease that expires in October 2009. The lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, one of our executive officers and a Director. The total space consists of approximately 8,712 square feet and NovaNet leases approximately 3,902 square feet of that space. The lease was executed on May 1, 2004, amended on December 16, 2004 with a revised termination date of October 31, 2009.
BMS leases the space for its office in Norman, Oklahoma under a lease that expires July 31, 2009. The total space consists of approximately 5,973 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Director and executive officers. The lease was executed on May 1, 2005, amended on August 1, 2006 and April 30, 2008.
Our rent expense associated with related party transactions was approximately $167,525 and $127,321 for the years ending September 30, 2008 and 2007, respectively.
Our share of the minimum future rental payments due under the non-cancelable operating lease arrangements is as follows:

Year Ending September 30,	Amount
2009	174,793
Thereafter	8,203

Total	$182,996

12. Claims Liability
We have obligations for claims incurred but not reported (“IBNR”) as of September 30, 2008 and 2007. These liabilities are estimated using current claims payment information.  It is our policy to reserve the necessary funds in order to pay claim obligations as they become due in the future. As of September 30, 2008 and 2007, we recorded an estimated IBNR of $462,596 and $260,300, respectively.
13. Concentration of Credit Risk
We use financial institutions in which we maintain cash balances that at times may exceed federally insured limits. We have not experienced any losses in those accounts and management believes it is not exposed to any significant credit risk on cash. Our uninsured cash balance totaled $2,659,126 and $2,135,379 at September 30, 2008 and 2007, respectively.
Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with one customer. Approximately 43% and 53% of total accounts receivable was due from one customer as of September 30, 2008 and 2007, respectively. Approximately 55% and 62% of total sales was generated from the same customer for the years ending September 30, 2008 and 2007, respectively.
Approximately 47% and 87% of the total accounts payable and trade-related accrued liabilities relate to three parties for the years ended September 30, 2008 and 2007, respectively.
14. Defined Contribution Plan
We implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective August 1, 2007, we implemented a Non-elective Contribution to the Plan of 50% up to 6% of the employee’s contribution. The Non-elective Contributions are allocated to all employees eligible to participate in the Plan. The Non-elective Contributions are subject to a vesting schedule that takes five years of service to become 100% vested. All accounts are participant-directed accounts. We made Non-elective Contributions of $38,343 and $9,627 for the years ended September 30, 2008 and 2007, respectively.

15. Restated Quarterly Financial Statements for March 31, 2008 and June 30, 2008
Financial statements for the six months ended March 31, 2008 were improperly reported as a result of not applying the correct accounting principles in accounting for the settlement agreement completed on March 13, 2008 with the Caribbean American Property Insurance Company (“CAPIC”). BMSIA and CAPIC were involved in a dispute involving the amount of contingent commissions due to BMSIA for the period of time beginning January 1, 2006 through June 30, 2007. As a result of the settlement, BMSIA received proceeds of $400,000. Pursuant to the terms of the merger completed on February 28, 2007, net proceeds of the settlement for BMSIA attributable to the pre-merger periods totaling $365,720 should have been paid directly to the former shareholders of BMS Holding Company, Inc. with the remaining $34,280 payable to the Company.
The amount of $365,720 was initially recorded as other income with the payment of funds to the former shareholders classified as a distribution. Instead, these monies did not belong to us and should not have been reported by us.
The settlement agreement has been properly accounted for in the audited financial statements for our fiscal year ended September 30, 2008. The restated condensed statements of operations for the six and nine month period ended March 31, 2008 and June 30, 2008 are presented below.
A. Restated Condensed Balance Sheets

		As Previously
	Restated	Reported
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
Current assets	$5,271,479	$5,271,479
Other assets	609,774	609,774
Goodwill	2,746,945	2,746,945
Intangibles, net	1,960,551	1,960,551

Total assets	$10,588,749	$10,588,749

Liabilities
Current liabilities	$6,557,087	$6,191,367
Dividends payable	—	365,720
Long-term debt, related party	2,116,438	2,116,438

Total liabilities	8,673,525	8,673,525
Total stockholders’ equity	1,915,224	1,915,224

Total liabilities and stockholders’ equity	$10,588,749	$10,588,749

B. Restated Condensed Statements of Operations For the Three and Six Months Ended:

	Three Months Ended		Six Months Ended
	March 31, 2008		March 31, 2008
		As Previously		As Previously
	Restated	Reported	Restated	Reported
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$5,291,812	$5,291,812	$10,055,445	$10,055,445
Gross profit	2,356,950	2,356,950	4,631,036	4,631,036
Operating income	1,071,100	1,071,100	2,156,383	2,156,383
Other income (expense)	119,230	484,950	76,593	442,313
Pre-tax income	1,190,330	1,556,050	2,232,976	2,598,696
Tax provision	461,471	461,471	868,221	868,221
Net income prior to dividends	728,859	1,094,579	1,364,755	1,730,475
Dividends and distributions	—	365,720	—	365,720

Net income (loss) available for common stock	$728,859	$728,859	$1,364,755	$1,364,755

Diluted net income (loss) per share	$0.05	$0.05	$0.09	$0.09

C. Restated Condensed Statements of Operations For the Nine Months Ended:

	Nine Months Ended
	June 30, 2008
		As Previously
	Restated	Reported
	(Unaudited)	(Unaudited)
Net revenues	$15,421,698	$15,421,698
Gross profit	7,125,588	7,125,588
Operating income	3,450,164	3,450,164
Other income (expense)	41,337	407,057
Pre-tax income	3,491,501	3,857,221
Tax provision	1,596,493	1,596,493
Net income prior to dividends	1,895,008	2,260,728
Dividends and distributions	—	365,720

Net income (loss) available for common stock	$1,895,008	$1,895,008

Diluted net income (loss) per share	$0.12	$0.12

16. Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(Restated)	(Restated)
2008
Revenue	$4,763,633	$5,291,812	$5,366,253	$5,491,911
Gross profit	$2,489,547	$2,356,950	$2,871,701	$2,674,569
Net income prior to dividends	$635,896	$728,859	$530,253	$813,251
Dividends and distributions	$—	$—	$—	$—
Net income available for common shareholders	$635,896	$728,859	$530,253	$813,251
Diluted net income per share	$0.04	$0.05	$0.04	$0.05

2007
Revenue	$3,655,450	$4,137,161	$4,762,984	$5,053,152
Gross profit	$1,022,018	$1,339,914	$2,232,017	$1,473,083
Net income prior to dividends	$214,532	$723,959	$705,359	$(247,198)
Dividends and distributions	$1,576,801	$6,666,417	$—	$—
Net income (loss) available for common shareholders	$(1,362,269)	$(5,942,458)	$705,359	$(247,198)
Diluted net income per share	$(0.09)	$(0.41)	$0.05	$(0.02)

Alliance HealthCard, Inc. & Subsidiaries
Notes to Consolidated Financial Statements, Continued
17. Legal Proceedings
On December 14, 2005, Bankers Fidelity Life Insurance Company filed a demand for arbitration to determine their and our relative rights arising out of the Prescription Drug Card and our Multi-Service Benefits Agreement. The dispute involves a determination of our responsibilities, as well as certain other contract rights between us and Bankers Fidelity Life Insurance. In September, 2008 we entered into a Mutual Release, Settlement Agreement and Agreement Not to Sue with Bankers Fidelity Life Insurance Company for a full settlement and release of all claims in exchange our $100,000 settlement payment. We reduced accrued liabilities by $100,000 for the year ended September 30, 2008, to reflect this settlement payment.
18. Subsequent Events
On November 13, 2008 we entered into an agreement for the merger-acquisition of Access Plans USA, Inc. The agreement provides that at closing, we will issue up to 7.25 million shares of our common stock to Access Plans shareholders. It is expected that the merger-acquisition will be completed in the first calendar quarter of 2009. Consummation of the merger-acquisition is contingent on approval by Access Plans shareholders and divestiture of its Regional Healthcare Division and certain other matters.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On August 1, 2008, the firm of Murrell, Hall, McIntosh & Co. PLLP resigned as their operations had been acquired by Eide Bailly LLP. Effective August 18, 2008 the Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm.
With the recommendation and approval of our Audit Committee of the Board of Directors, effective October 1, 2007, we engaged the firm of Murrell, Hall, McIntosh & Co., PLLP as our independent registered public accounting firm effective October 1, 2007.
The engagement of Miller Ray Houser & Stewart, LLP as the principal accountant to audit the registrant’s financial statements was discontinued on October 1, 2007. Miller Ray Houser & Stewart, LLP’s reports on the financial statements of the Company for each of the years ended September 30, 2006 and 2005 did not contain an adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change the independent registered accountants was recommended and approved by our Audit Committee and Board of Directors. There were no disagreements with Miller Ray Houser & Stewart, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Miller Ray Houser & Stewart, LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.
ITEM 9A. CONTROLS AND PROCEDURES
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
We have not completed our assessment of the effectiveness of our internal controls in accordance with Section 404 of Sarbanes-Oxley Act of 2002 to provide reasonable assurance of the
•	reliability of financial reporting,

•	effectiveness and efficiency of operations, and

•	compliance with applicable laws and regulations.
Internal controls are generally considered to consist of
•	the environmental foundation of discipline and structure of the internal control,

•	identification of risks that may affect the integrity of our financial reporting system to reduce financial reporting errors,

•	preventive controls (the practices, policies and procedures) that reduce the possibility of errors in entering the financial reporting system,

•	the processes to identify, capture and exchange information to ensure availability of complete and reliable information, and

•	the process of testing the quality of internal control over time.
Because of the incomplete assessment of the effectiveness of our internal controls over financial reporting, our management was unable to issue its report on the effectiveness of our internal controls at September 30, 2008. This is a material weakness in our internal controls, because we have not completed our assessment of the reliability, effectiveness of our internal controls and compliance with laws and regulations. Until our assessment has been completed, we are not positioned to implement corrective procedures as they are identified.
We anticipate that by March 31, 2009, we will have completed all required testing of our accounting system and internal controls over financial reporting and that by June 30, 2009 we will have implemented all required corrective requirements, if any, and will then be positioned to issue our report in accordance with the requirements of Section 404 of Sarbanes-Oxley. Furthermore, we believe this schedule for completion of our assessment will be sufficient to timely permit our independent registered public accountants to certify our internal controls as of and for the year ending September 30, 2009.
Although we were unable to issue a report on the effectiveness of our internal controls at September 30, 2008, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. With the exception of not properly accounting for the reverse merger with BMS on February 28, 2007, our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of September 30, 2008, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of September 30, 2008 and reported to our independent registered public accountants and the audit committee that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the year ended September 30, 2008 that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

ITEM 9A(T). CONTROLS AND PROCEDURES
See Item 9A. Controls and Procedures regarding our inability to issue its annual report for the year ended September 30, 2008 on the assessment of the effectiveness of our internal controls.
ITEM 9B. OTHER INFORMATION
All information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2008 was reported on Form 8-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our Directors and Executive Officers
Set forth below is certain information with respect to our executive officers and directors. Directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by our Board of Directors and serve at its discretion. Our Bylaws provide that the Board of Directors shall consist of that number of members as the Board of Directors may from time to time determine by resolution or election, but not less than five and not more than seven. Our Board of Directors currently consists of seven individuals.

Name	Age	Position
Danny C. Wright	57	Chairman of the Board of Directors and Chief Executive Officer

Brett Wimberley	46	Director and Chief Operating Officer

Rita W. McKeown	55	Chief Financial Officer and Treasurer

Robert D. Garces	59	Director and Executive Vice President

Thomas W. Kiser	45	Director and Executive Vice President

Susan Matthews	50	Executive Vice President of Sales and Marketing

Bradley W. Denison	48	Senior Vice President, General Counsel, and Secretary

David Huguelet	49	Senior Vice President New Business Development

Larry G. Gerdes(1)	59	Director

Mark Kidd (1)	42	Director

John Simonelli (1)	62	Director

(1)	Member of the Audit and Compensation Committee

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
Brett Wimberley has served as one of our Directors and as Chief Operating Officer since May 2007 and has served as Chief Operating Officer of our subsidiary Benefit Marketing Solutions (BMS) since February 2002. Mr. Wimberley has been President of Southwest Brokers, Inc., a commercial real estate company, since February 1987. Mr. Wimberley served as President of Universal Marketing Services from October 1996 to December 2000 and Foresight, Inc. from December 1999 to December 2000. From January 1990 to September 1996, Mr. Wimberley served in various sales positions for United Bank Services, last as Senior Vice President. Mr. Wimberley holds a BBA and MBA from the University of Oklahoma.
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
John Simonelli has served as one of our Directors since May 12, 2008. Mr. Simonelli has served as Chairman of the Board and Chief Executive Officer of Graymark Healthcare, Inc. (GRMK) since February 3, 2005 and served as its President and Chief Operating Officer from August 18, 2003 to February 3, 2005. Mr. Simonelli is an independent business consultant who has extensive experience in the planning, development, and funding of emerging growth companies.  He served as a director of Access Plans USA, Inc. (formerly Precis, Inc.) from December 2000 until July 2001.  From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998. Mr. Simonelli has served in various as chairman of the board of directors, a director, chief executive officer, or executive officer of a number of public companies including Laboratory Specialists of America, Inc., The Vialink Company (formerly Applied Intelligence Group, Inc.), MBf USA, Inc. (formerly American Drug Screens, Inc.), Unico, Inc. (formerly CMS Advertising, Inc.), Moto Photo, Inc., and TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.).
Mark Kidd has served as one of our Directors since May 12, 2008. . Mr. Kidd served as Chief Financial Officer and Secretary of Graymark Healthcare, Inc. , a publicly-held company engaged in retail pharmacy and sleep disorder diagnoses, from February 2003 until July 2008. Mr. Kidd has over 15 years experience in finance and accounting. Mr. Kidd is also Chief Operations Officer of C&L Supply, Inc., a privately-held wholesale distribution company which serves customers in seven states. Mr. Kidd is also a co-owner of 36th Street Properties, LLC, a privately-held commercial real estate company and RandMark, LLC, a privately-held retail wireless company. Mr. Kidd served as Chief Financial Officer of Access Plans USA (formerly Precis, Inc.) from August 1999 until January 2002 and as a director from January 2000 until February 2002. He also served as President, Chief Operating Officer, Secretary and a Director of Foresight, Inc., formerly a wholly-owned subsidiary of Access Plans USA, from February 1999 until January 2002. Mr. Kidd served as President of Paceco Financial Services, Inc., a privately-held regulated savings company, from March 1998 until December 2000. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.
Committees of the Board of Directors
Our Board of Directors has an Audit Committee and a Compensation Committee. Our Board of Directors does not have a nominating and corporate governance committee. Two of our Directors, Messrs. Wright and Wimberley, jointly have majority voting control. The duties and responsibilities associated with a nominating and corporate governance committee are performed by our Board.
The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. Larry G. Gerdes, John Simonelli and Mark Kidd are the members of the Audit Committee. Mr. Gerdes, Mr. Simonelli and Mr. Kidd qualify as “independent directors” within the meaning of Rule 4200 of the NASDAQ Stock Market, Inc. marketplace rules.
The Compensation Committee reviews and approves compensation and benefits policies and objectives, determines whether our executive officers, directors and employees are compensated according to these objectives, and carries out the responsibilities of our Board of Directors relating to the compensation of our executive officers. The primary goals of our Compensation Committee in setting executive officer compensation are to provide a competitive compensation package that enables us to attract and retain key executives and to align the interests of our executive officers with those of our shareholders and also with our performance. Our Compensation Committee annually reviews our current policies and practices with respect to executive compensation and makes changes as may be necessary to reflect our current position, including the enactment of formal compensation policies. Larry G. Gerdes, John Simonelli and Mark Kidd currently serve on our Compensation Committee.

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
The Code may be found on our website at www.alliancehealthcard.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years. A copy of the Code may be obtained by written request addressed to Bradley W. Denison, General Counsel and Corporate Secretary, Alliance HealthCard, Inc., 900 36th Avenue, NW, Norman, Oklahoma 73072.
Compliance with Section 16(a) of the Exchange Act Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Officers, directors and 10% or greater shareholders are required to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of the Section 16(a) forms we received covering acquisition and disposition transactions in our common stock during the year ended September 30, 2008, we believe that each person who, at any time during that fiscal year, was a director, executive officer, or beneficial owner of 10% or more of our common stock complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the cash and non-cash compensation of the individuals that served as Alliance HealthCard’s Chief Executive Officer, Chief Financial Officer paid or accrued during the years ended September 30, 2008, 2007 and 2006 and its three other most highly compensated executive officers that were serving at September 30, 2008.
SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principle Position	Year	Salary	Bonus	Awards(1)	Compensation	Total
Danny C. Wright	2008	$200,000	$—	$—	$—	$200,000
Chief Executive Officer	2007	$180,358	$—	$—	$—	$180,358
	2006	$452,000	$—	$—	$—	$452,000

Brett Wimberley	2008	$175,000	$—	$—	$—	$175,000
Director, President	2007	$118,817	$—	$—	$—	$118,817
and Chief Operating Officer	2006	$144,000	$—	$—	$—	$144,000

Bradley W. Denison	2008	$250,000	$10,400	$6,096	$—	$266,496
Senior Vice President, General	2007	$205,743	$4,800	$—	$—	$210,543
Counsel and Secretary	2006	$53,596	$—	$—	$—	$53,596

Rita W. McKeown	2008	$94,000	$5,000	$—	$—	$99,000
Chief Financial Officer	2007	$87,833	$—	$11,500	$—	$99,333
and Treasurer	2006	$82,000	$—	$—	$—	$82,000

Susan Matthews	2008	$175,000	$—	$—	$—	$175,000
Executive Vice President	2007	$118,792	$—	$—	$—	$118,792
of Sales and Marketing	2006	$144,000	$—	$—	$—	$144,000
Outstanding Equity Awards at Fiscal Year-End
During the year ended September 30, 2008, no options to purchase our common stock were exercised by the named executive officers. The following table sets forth information related to the number and value of options held by the named officers at September 30, 2008.
Outstanding Equity Awards at September 30, 2008

	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Danny C. Wright	-0-	-0-	$-0-	N/A
Brett Wimberley	-0-	-0-	$-0-	N/A
Bradley Denison	2,500	-0-	$1.00	May 13, 2018
	-0-	2,500	$1.00	May 13, 2018
	-0-	2,500	$1.00	May 13, 2018
Rita McKeown	23,410	-0-	$0.83	October 1, 2009
	6,000	-0-	$1.00	October 1, 2010
	4,999	-0-	$1.01	May 26, 2014
	10,000	-0-	$1.15	February 15, 2017
Susan Matthews	-0-	-0-	-0-	N/A

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on September 30, 2008 was $0.70.

Equity Compensation Plans
2000 Stock Option Plan. For the benefit of our employees, directors and consultants, we have adopted the Alliance HealthCard, Inc. 2000 Stock Option Plan (the “stock option plan” or the “plan”). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes as well as option that do not qualify as incentive stock options, to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 2,806,691. As of September 30, 2008, options exercisable for the purchase of 1,518,897 common stock shares had been granted under the plan.
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
Options qualifying as incentive stock options are exercisable only by an optionee during the period ending three months after the optionee ceases to be our employee or non-employee service provider other than as one of our directors. However, in the event of death or disability of the optionee, the incentive stock options are exercisable for one year following death or disability and in the event of the retirement of the optionee, the Board of Directors may designate an additional period for exercise. In any event options may not be exercised beyond the expiration date of the options. Options may be granted to our key management employees, directors, key professional employees or key professional non-employee service providers. Options granted non-employee directors do not qualify as incentive stock options. No option may be granted after December 31, 2010. Options are not transferable except by will or by the laws of descent and distribution.
Employment Arrangements and Keyman Insurance
We have employment agreements with Danny C. Wright, Brett Wimberley, Susan Matthews, Robert D. Garces and Thomas W. Kiser executed on March 1, 2007.
Pursuant to the employment agreement with Danny C. Wright, he agreed to serve as the President and Chief Executive Officer of our subsidiary, AHC – Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. We agreed to pay to Mr. Wright a base annualized salary of $200,000. In addition to the base salary, Mr. Wright is eligible to be considered for annual bonuses to be determined by our Board of Directors.
Pursuant to the employment agreement with Brett Wimberley, he agreed to serve as the Chief Operating Officer of our subsidiary, AHC – Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. We agreed to pay to Mr. Wimberley a base annualized salary of $175,000. In addition to the base salary, Mr. Wimberley is eligible to be considered for annual bonuses to be determined by our Board of Directors.
Pursuant to the employment agreement with Susan Matthews, she agreed to serve as the Executive Vice President of our subsidiary, AHC – Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. We agreed to pay to Ms. Matthews a base annualized salary of $175,000. In addition to the base salary, Ms. Matthews is eligible to be considered for annual bonuses to be determined by our Board of Directors.
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

Pursuant to the employment agreement with Thomas W. Kiser, he agreed to serve as one of our executive officers. The term of the agreement commenced on January 1, 2007 and continues through December 31, 2008. We agreed to pay to Mr. Kiser a base annualized salary of $135,000 or other amount as Mr. Kiser and us may agree. In addition to base salary, Mr. Kiser is eligible to be considered for annual bonuses to be determined by our Board of Directors.
We do not maintain any key-man insurance covering the death or disability of any of our executive officers.
Compensation of Directors
In May 2008, Alliance HealthCard adopted a compensation policy for its independent directors. This policy provides that the directors qualifying as independent directors are entitled to receive stock options exercisable for the purchase of 10,000 common stock shares upon initially becoming a member of the board of directors, annually stock options exercisable for the purchase of 5,000 common stock shares, and $1,000 per calendar quarter. Prior to adoption of this compensation policy, other than through the receipt of discretionary stock option grants, Alliance HealthCard’s directors were not compensated for attending board or committee meetings. Directors who were also Alliance HealthCard’s employees receive no additional compensation for serving as directors or on a board committee. Alliance HealthCard reimburses its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of Alliance HealthCard’s board.
During the fiscal year ended September 30, 2008, the members of Alliance HealthCard’s board of directors received the following compensation:
•	Each non-employee member received a quarterly payment of $1,000 for each calendar quarter ending June 30 and September 30, 2008.
•	Alliance HealthCard reimbursed its members for travel and out of pocket expenses in connection with their attendance at board meetings.
•	Alliance HealthCard granted stock options to the non-employee board members, all of which remain outstanding at September 30, 2008.

Director Name	Options Granted
John Simonelli	10,000
Mark R. Kidd	10,000
Larry G. Gerdes	5,000
In 2008, the following directors received compensation in the following aggregate amounts:

	Fees Earned	Option
	or	Awards
Name	Paid in Cash	(1)	Total
John Simonelli	$2,000	$8,291	$10,291
Mark R. Kidd	$2,000	$8,291	$10,291
Larry G. Gerdes	$2,000	$4,145	$6,145

(1)
Alliance HealthCard used the Black Scholes option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of its financial statements, to determine the value of the amounts for Option Awards.

Officer and Director Liability and Indemnification
As provided by the Georgia Business Corporation Code, each of our directors and officers is not liable to us or our shareholders for any action taken as a director or officer, or any failure to take any action, if the director or officer performed his or her duties in compliance with the Georgia Business Corporation Code. A director is required to discharge his or her duties as a director, including those duties as a member of a committee, or an officer in a manner he or she believes in good faith to be in our best interests and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In discharging his or her duties a director or officer is entitled to rely on information, opinions, reports, or statements, including financial statements and other financial data, if prepared or presented by:
•	One or more of our officers or employees whom the director reasonably believes to be reliable and competent in the matters presented;

•	Legal counsel, public accountants, investment bankers, or other persons as to matters the director reasonably believes are within the person’s professional or expert competence; or

•	A committee of our Board of Directors of which he is not a member if the director reasonably believes the committee merits confidence.
However, a director or an officer is not entitled to rely on the forgoing if the director or officer has knowledge concerning the matter in question that makes reliance unwarranted.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents certain information as to the beneficial ownership of our common stock as of December 12,, 2008 and the beneficial ownership of the common stock of (i) each person who is known to us to be the beneficial owner of more than 5% thereof, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among our executive officers, directors and 5% and greater shareholders, except as otherwise indicated by footnote. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the named person has the right to acquire within 60 days of the above-referenced date pursuant to exercise of stock options and other types of purchase rights and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Shares
	Owned	Rights		% of
Name (and Address)	Of	To	Total	Ownership
of Beneficial Owner	Record (1)	Acquire	Shares	(1) (2)

Danny Wright (3) 900 36th Avenue, NW Norman, Oklahoma 73072	4,014,300	-0-	4,014,300	25.3%

Brett Wimberley (4) 900 36th Avenue, NW Norman, Oklahoma 73072	4,002,500	-0-	4,002,500	25.2%

Susan Matthews (5) 900 36th Avenue, NW Norman, Oklahoma 73072	2,000,000	-0-	2,000,000	12.6%

Robert D. Garces (6) 3500 Parkway Lane, Suite 720 Norcross, Georgia 30092	669,600	415,000	1,084,600	6.8%

Thomas W. Kiser (7) 3500 Parkway Lane, Suite 720 Norcross, Georgia 30092	633,050	380,000	1,013,050	6.4%

Rita W. McKeown (8)	-0-	50,399	50,399	0.3%

David Huguelet (9)	900	4,500	5,400	0.0%

Bradley W. Denison (10)	1,500	7,500	9,000	0.1%

Larry G. Gerdes (11)	176,665	145,000	321,665	2.0%

Mark Kidd (12)	5,000	10,000	15,000	0.1%

John Simonelli(12)	5,000	10,000	15,000	0.1%

All directors and officers as a group of 11 individuals (6)(11)	11,508,515	1,022,399	12,530,914	79.0%

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

(2)	Rounded to the nearest one-tenth of one percent, based upon 14,833,127 shares of common stock outstanding at December 12, 2008.

(3)	Mr. Wright is our Chairman of Board of Directors and Chief Executive Officer.

(4)	Mr. Wimberley is one of our directors and our President.

(5)	Ms. Matthews is our Vice President of Sales and Marketing

(6)	Mr. Garces is one of our directors and Executive Vice President. The number of shares and the percentages include 1,050 common stock shares held of record by Mr. Garces’ spouse.

(7)	Mr. Kiser is one of our directors and Executive Vice President.

(8)	Ms. McKeown is our Chief Financial Officer.

(9)	Mr. Huguelet is our Senior Vice President of new Business Development.

(10)	Mr. Denison is our Senior Vice President, General Counsel and Secretary.

(11)
The number of shares and the percent includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner.

(12)	The named person is one of our directors.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Contained below is a description of transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during the years ended September 30, 2008 and 2007. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.
We lease the space for our offices in Norcross, Georgia under a lease that expires in October 2009. The lease is in the name of Alliance HealthCard, Inc. and NovaNet, Inc., a company partially owned by Robert D. Garces, one of our executive officers and a Director. The total space consists of approximately 8,712 square feet and NovaNet leases approximately 3,902 square feet of that space. The lease was executed on May 1, 2004, amended on December 16, 2004 with a revised termination date of October 31, 2009.
BMS leases the space for its office in Norman, Oklahoma under a lease that expires July 31, 2009. The total space consists of approximately 5,973 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Director and executive officers. The lease was executed on May 1, 2005, amended on August 1, 2006 and April 30, 2008.
Our rent expense associated with related party transactions was approximately $167,525 and $127,321 for the years ending September 30, 2008 and 2007, respectively.
Merger-Acquisition of BMS Holding Company
On February 28, 2007, we completed the merger-acquisition of BMS Holding Company. The shareholders of BMS Holding Company were Danny C. Wright, Brett Wimberley and Susan Matthews. In completion of this merger-acquisition, we issued 4,000,000 common stock shares to each of Messrs. Wright and Wimberley and 2,000,000 common stock shares to Ms. Matthews. Furthermore, we issued promissory notes to each of Messrs. Wright and Wimberley and Ms. Matthews in the principal amounts of $2,858,800, $2,858,800, and $1,429,400, respectively (the “Original Notes”). Because BMS Holding Company was deemed to have acquired us for financial reporting purposes (not for legal purposes), the principal and interest payments on the promissory notes are deemed dividend distributions to Messrs. Wright and Wimberley and Ms. Matthews. During the year ended September 30, 2007, Messrs. Wright and Wimberley and Ms. Matthews were paid interest and principal under the Original Notes of $488,953, $488,953, and $244,476, respectively. Messrs. Wright and Wimberley are directors and executive officers of our Company, and Ms. Matthews is an executive officer of our Company.
On January 10, 2008, pursuant to an agreement among Messrs. Wright and Wimberley, Ms. Matthews and us, the Original Notes
were cancelled, and we issued new replacement promissory notes to Messrs. Wright and Wimberley and Ms. Matthews in the original principal amount of $2,045,271, $2,045,271, and $1,022,635, respectively (the “New Notes”). The principal amounts of the New Notes are equal to the outstanding balances, reduced by $247,073 for the CAPIC requirement, respectively owed to the holders of the Original Notes at the time the Original Notes were cancelled. The cancellation of the Original Notes and the issuance of the New Notes were approved by the disinterested members of our board of directors. During the year ended September 30, 2008, Messrs. Wright and Wimberley and Ms. Matthews were paid interest and principal under the New Notes of $710,344, $710,344, and $355,172, respectively.
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

Director Independence
For purposes of determining whether a member of our Board of Directors qualifies as “independent director,” we have selected and utilize the definition of “independent director” within the meaning of Rule 4200 of the NASDAQ Stock Market, Inc. marketplace rules. Currently, three members of our Board of Directors, Larry G. Gerdes, John Simonelli and Mark Kidd, qualify as an “independent director.” Because our other directors are employees, they do not qualify as “independent directors.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
On August 1, 2008, the firm of Murrell, Hall, McIntosh & Co. PLLP resigned as their operations had been acquired by Eide Bailly LLP. Effective August 18, 2008 the Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm. To date, Eide Bailly LLP has billed a total of $53,195 for professional services rendered for the audit of our 2008 consolidated financial statements.
With the recommendation and approval of the Audit Committee of the Board of Directors, effective May 12, 2008, we engaged the firm of Murrell, Hall, McIntosh & Co., PLLP to be our independent registered public accountants for the fiscal year ended September 30, 2008. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered for the audit of Alliance HealthCard, Inc. and Subsidiaries and our quarterly reports for the year ended September 2008 was $23,300. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2007 and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $72,370. No person or firm other than Murrell, Hall, McIntosh & Co., PLLP performed audit related services for us in either fiscal year 2008 or 2007.
Tax Fees
The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered in conjunction with federal, state and local income tax return preparation in 2008 and 2007 were $23,300 and $9,835, respectively and were approved by the Audit Committee.
All Other Fees
Other professional fees billed by Murrell, Hall, McIntosh & Co., PLLP to Benefit Marketing Solutions, LLC, Benefit Marketing Solutions Insurance Agency, LLC, and Benefit Marketing Solutions Holding Co., Inc. rendered in conjunction with the merger for the year ended September 30, 2007 was $3,748 and were approved by the audit committee.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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

Alliance HealthCard, Inc.
December 29, 2008	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

December 29, 2008	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002