Form 10-Q
period 2008-12-31
ALLIANCE HEALTHCARD INC
filed 2009-02-12
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30099
Alliance HealthCard, Inc.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2445301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
900 36th Avenue, Suite 105, Norman, OK 73072
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (405) 579-8525
3500 Parkway Lane, Suite 720, Norcross, Georgia 30092
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of the latest practicable date was:

Class	Outstanding at January 31, 2009

Common Stock, $.001 par value	14,833,127

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance HealthCard, Inc.
Consolidated Condensed Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Derived From Audited Statements)
Assets
Current assets:
Cash and cash equivalents	$3,198,389	$3,012,683
Restricted cash	156,935	156,935
Accounts receivable, net	2,678,641	2,486,938
Prepaid expenses	34,556	31,372

Total current assets	6,068,521	5,687,928
Furniture and equipment, net	166,451	165,020
Goodwill	2,534,152	2,534,152
Intangibles-Customer lists, net	1,583,326	1,708,883
Investment in LLC, pledged	100,000	—
Deferred income taxes and other	564,692	427,604

Total assets	$11,017,142	$10,523,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,043,302	$927,101
Accrued salaries and benefits	141,581	161,732
Claims liability	508,000	462,596
Deferred revenue	722,440	843,868
Current portion of notes payable to related parties	2,289,663	2,289,663
Accrued income taxes	309,778	—
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	1,210,424	1,468,349

Total current liabilities	6,391,188	6,319,309
Long term liabilities:
Notes payable to related parties, net of discount and current portion shown above	397,807	931,581

Total liabilities	6,788,995	7,250,890

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,833,127 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	14,833	14,833
Additional paid-in-capital	6,808,721	6,808,721
Retained deficit	(2,595,407)	(3,550,857)

Total stockholders’ equity	4,228,147	3,272,697

Total liabilities and stockholders’ equity	$11,017,142	$10,523,587

See the accompanying notes to the condensed consolidated financial statements.

Alliance HealthCard, Inc.
Consolidated Condensed Statements of Operations

	Three Months Ended
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net revenues	$5,668,541	$4,763,633
Direct costs	3,087,413	2,489,547

Gross profit	2,581,128	2,274,086

Marketing and sales expenses	312,316	264,493
Depreciation and amortization expenses	138,204	135,875
General and administrative expenses	903,117	788,435

Operating income	1,227,491	1,085,283
Other income (expense):
Interest income	4,355	15,353
Interest (expense)	(47,132)	(57,990)

Total other income (expense):	(42,777)	(42,637)

Net income before income taxes	1,184,714	1,042,646
Provision for income taxes
Current	404,264	406,750
Deferred tax (benefit)	(175,000)	—

Total provision for income taxes	229,264	406,750

Net income	$955,450	$635,896

Per share data:
Basic	$0.06	$0.04

Diluted	$0.06	$0.04

Basic weighted average shares outstanding	14,833,127	14,688,986

Basic weighted diluted average shares outstanding	14,838,649	15,405,213

See the accompanying notes to the condensed consolidated financial statements.

Alliance HealthCard, Inc.
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$955,450	$635,896
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(175,000)	—
Depreciation and amortization	138,204	135,875
Amortization of loan discount to interest expense	38,642	40,049
Change in operating assets and liabilities:
Receivables	(191,703)	123,661
Prepaid expenses and other assets	34,728	(23,369)
Accounts payable	116,201	70,032
Income taxes payable	309,778	—
Accrued salaries and benefits	(20,151)	21,141
Deferred revenue	(121,428)	(146,011)
Claims and other accrued liabilities	(212,480)	294,592

Net cash provided by operating activities	872,241	1,145,386

Cash flows from investing activities
Purchase of equipment	(14,119)	(17,538)
Investment in LLC	(100,000)	—

Net cash used by investing activities	(114,119)	(17,538)

Cash flows from financing activities
Repayments of long term debt	(572,416)	(595,583)
Repayment of line of credit	—	(149,980)
Stock options exercised	—	112,870

Net cash used by financing activities	(572,416)	(632,693)

Net increase (decrease) in cash	185,706	495,155
Cash at beginning of period	3,012,683	2,274,411

Cash at end of period	$3,198,389	$2,769,566

See the accompanying notes to the condensed consolidated financial statements.

ALLIANCE HEALTHCARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007
(Unaudited)
1. BASIS OF PRESENTATION
The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report on Form 10K.
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the three months ended December 31, 2008 and 2007 are of a normal, recurring nature.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. We adopted SFAS 157 on October 1, 2008 without a material impact on our consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) that permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on October 1, 2008 without a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141 (“SFAS 141R”). . SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our 2010 fiscal year).  SFAS 141R will have an effect on the Company’s consolidated financial statements for any business combinations that we may consummate.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our 2010 fiscal year). We believe SFAS 160 will not have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.
In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principle (“FAS 162”) that identifies the sources of accounting generally accepted accounting principles in the United States. FAS162 is effective 60 days following the United States Securities and Exchange Commission’s approval of PCAOB amendments to AU Section 411, The Meaning of “Present fairly in conformity with generally accepted accounting principles”. FAS 162 was effective on November 15, 2008. The adoption of FAS 162 did not have a material effect on the Company’s reported financial position or results of operations.
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60. The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of FASB Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of FAS 163 is expected to not have a material effect on our future reported financial position or results of operations.
2. SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $5,632 at December 31, 2008 and September 30, 2008. We did not record any bad debt expense for the quarter ended December 31, 2008.
Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.
Membership fees are paid to us on a monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term.
Investment in LLC
In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, we follow the cost method for all investments in non controlled entities. The cost method requires the investment to be recorded at cost plus any related guaranteed debt or other contingency. Any earnings are recorded in the period received.
3. GOODWILL AND INTANGIBLE ASSETS
We account for acquisitions of businesses in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates. Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of this list. Amortization of customer lists totaled $125,001 and $125,001, respectively for the quarters ended December 31, 2008 and 2007.

We account for recorded goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Asset (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment annually at fiscal year end. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized.
4. SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the three months ended December 31, 2008 and 2007 are as follows:

	2008	2007

Cash paid for interest to related parties	$8,657	$39,730
Income taxes paid	$495,000	$1,088,923

Other non cash transactions are as follows:
Issuance of stock and options to consultants and directors	$—	$2,250
5. NOTES PAYABLE TO RELATED PARTIES
Three promissory notes have been issued to shareholders in the aggregate amount of $7,147,000. The notes are dated March 1, 2007 and bear interest at 1% per annum. The carrying amount of these notes was discounted to $6,666,447 with an effective interest rate of 7% to adjust for the below market interest rate carried by the notes. Principal and accrued interest shall be due and payable in 12 consecutive quarterly installments commencing on May 15, 2007 and on each August 14, November 14, February 14 and May 15 of each year thereafter and in full on February 14, 2010, if not previously paid. Any payment of principal and interest shall be applied first to the payment of interest due on the outstanding principal sum and the balance thereof shall be applied in reduction of principal sum. Notwithstanding the foregoing and any other provision in the notes, in the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be less (“Actual EBITDA”) than Four Million Two Hundred Thousand Dollars ($4,200,000) (the “Targeted EBITDA”), then the principal amount of these notes are be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the Note in accordance with the foregoing payment terms.
In addition to the foregoing, the principal amount of these notes shall be reduced dollar for dollar by any loss incurred by BMS Insurance Agency, L.L.C., a BMS Holdings’ affiliate, resulting from contingent commissions being held by CAPIC pending receipt of a non-resident license from the Puerto Rico Department of Insurance. Any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods shall inure on a pro-rata basis to the benefit of the note holders. After any decrease or increase in the principal amount of these notes related to post-closing payments to or from CAPIC, the adjusted principal balance of these notes will be amortized over the remaining term of the notes in accordance with the foregoing payment terms. To comply with this provision, the principal on these notes was reduced by $247,073 as of September 30, 2007. The notes further provide that recovery of any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods will inure on a pro-rata basis to the benefit of the note holders. As a result of the settlement agreement completed on March 13, 2008 with CAPIC, BMSIA received proceeds of $34,280 which resulted in a pro rata increase in the notes by that same amount.
For financial reporting purposes, the issuance of these notes in 2007 was treated as a dividend to the former BMS shareholders.
Pursuant to discussions between the note holders and our disinterested directors, on January 10, 2008 the original notes were cancelled and replaced by new notes reflecting the unpaid principal balance but modifying the measurement periods to be deferred by one year to the fiscal years ending September 30, 2008 and September 30, 2009 and converted to quarterly reviews thereafter. Management felt that these deferred periods more appropriately tie the payment obligations to our performance because the initial period did not reflect an entire year and also contained several merger related one-time expenses. Several additional provisions were added to allow for adjustments if necessary. The new notes were issued in the aggregate amount of $5,113,177 representing the unpaid principal balances on the original notes on that date before the above described note adjustments.

Principal and interest payments made on these notes (net of discount) were $581,072 and $610,595, respectively for the quarters ended December 31, 2008 and 2007. Principal payments due on these notes for the next two years are as follows:

	Principal	Discount	Net
Fiscal Year Ended September 30	Payments	Applied	Amount Due
2009 (remaining payments)	$1,717,247	$115,927	$1,601,320
2010	$1,163,435	$77,285	$1,086,150
6. INVESTMENT IN LLC
On December 30, 2008 we invested in an entity whose purpose is to invest in Oklahoma — based small business ventures or in Oklahoma — based rural small business ventures. Such investment is expected to generate tax credits which will be allocated to investors and can be used to offset Oklahoma State income tax.
We have invested $100,000 and have signed a non-recourse debt agreement for $768,704. The debt agreement is completely non-recourse to us for any amounts in excess of the pledged capital investment of $100,000 as of December 31, 2008. As the debt agreement is non-recourse and has been guaranteed by other parties, it has not been reflected in these financial statements.
7. INCOME TAXES
Components of income tax expense for the quarters ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current income tax expense
Federal	$357,013	$350,987
State	47,251	55,763

Total current income tax expense	404,264	406,750

Deferred income tax (benefit)
Federal	22,078	—
State	2,922	—
State Tax Credit	(200,000)	—

Total deferred income tax (benefit)	(175,000)	—

Net income tax expense	$229,264	$406,750

As discussed in Note 6, we invested in a rural economic development fund with the State of Oklahoma. Upon completion of the investment, the fund provides an immediately available Oklahoma state income tax credit of approximately $200,000 and so has been recorded as a deferred income tax credit for the three months ended December 31, 2008.
8. CLAIMS LIABILITY
We have an obligation for claims incurred but not reported (“IBNR”) as of December 31, 2008. The liability is estimated using current claims payment information. As of December 31, 2008 and September 30, 2008, we had IBNR of $508,000 and $462,596 respectively. It is our policy to reserve the necessary funds in order to pay claim obligations as they become due in the future.

9. FINANCIAL INSTRUMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles (GAAP) that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements. SFAS 157 applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, “Effective Date if FASB Statement No. 157, “which delays by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, non-financial assets recorded value for impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
We adopted the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its 2009 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2010 fiscal year. Items carried at fair value on a recurring basis (to which SFAS 157 applies in fiscal 2009) consist of available for sale securities based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Items carried at fair value on a non-recurring basis (to which SFAS 157 will apply in fiscal 2010) generally consist of assets held for sale. The Company also uses fair value concepts to test various long-lived assets for impairment. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2009 years.
Fair value of assets and liabilities measured on a recurring basis at December 31, 2008 are as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices In
Active Markets for
		Identical	Significant Other	Significant
		Assets/Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment in LLC	$100,000		$100,000

Level 2 observable inputs include the offering circular for the investment, which is considered relevant due to the short time frame between the acquisition of the investment to the end of this reporting period (1 day).
10. SIGNIFICANT TRANSACTION
On January 23, 2009 we filed an S-4 Registration Statement describing a pending merger agreement with Access Plans USA, Inc. Our acquisition of Access Plans USA, Inc. is expected to occur on April 1, 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or that we may file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for our products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in our periodic reports and registration statements filed with the United States Securities and Exchange Commission. Any forward-looking statements made are only as of the date made and are subject to change as may be reported.

Overview
We at Alliance HealthCard, Inc. are a leading provider of consumer membership plans offering access to networks which provide discounts to the consumer on a variety of products and services ranging from medical, dental and pharmacy to groceries, restaurants, travel, automotive and a host of others. The company also designs and markets in its consumer package specialty insurance and warranty products on the goods its marketing clients sell to their customers. Our plans are sold to consumers primarily through retail, rent to own, financial and consumer finance clients. We perform turnkey programs including design and fulfillment of marketing pieces and collateral support material, network support, customer service, regulatory compliance, and billing.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements. Significant estimates include our claims liability (see Note 10) and the discounted future cash flows used to calculate our goodwill for impairment.
Goodwill and Intangible Assets
We account for acquisitions of businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization of customer lists totaled $125,001 and $125,001, respectively for the quarters ended December 31, 2008 and 2007.
We account for recorded goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized.
We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of December 31, 2008 and 2007 we recognized no impairment losses related to our intangible assets.
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
Results of Operations
Three Months Ended December 31, 2008, Compared to Three Months Ended December 31, 2007
Revenue increased $.9 million, or 19%, to $5.7 million in the quarter ended December 31, 2008 compared to revenue of $4.8 million for the same period in 2007. The $.9 million increase in revenue was attributable to revenue from new customers of approximately $.7 million and increased revenue from existing customers of $.2 million.
Gross profit increased $.3 million, or 13%, to $2.6 million for the quarter ended December 31, 2008 compared to $2.3 million for the same period in 2007. The increase was primarily attributable to additional revenue partially offset by an increase in claims expenses. Gross profit as a percentage of revenue was 46% and 48% for the quarters ended December 31, 2008 and 2007, respectively.
Marketing and sales expenses increased $.05 million or 18%, to $.3 million for the quarter ended December 31, 2008, compared to $.3 million for the same period in 2007. The increase was primarily attributable to the following: a) additional compensation and sales incentives; b) an increase in convention expense; and partially offset by a decrease in advertising expenses. Sales and marketing expenses as a percentage of revenue was 5% and 6% for the quarters ended December 31, 2008 and 2007, respectively.
Depreciation and amortization expense remained constant at $.1 million for the quarters ended December 31, 2008 and 2007 primarily related to the amortization of customer lists deemed acquired by us from Alliance HealthCard in connection with the 2007 merger.
General and administrative expenses increased $.1 million or 15%, to $.9 million for the quarter ended December 31, 2008 compared to $.8 million for the same period in 2007. The increase was primarily attributable to the following: a) compensation and consulting expenses for additional employees and services; b) professional fees for legal services related to Note 10 — Significant Transaction and accounting services for fiscal year end filings; and c) an increase in telecommunication expenses related to new business. General and administrative expenses as a percentage of revenue were 16% and 17% for the quarters ended December 31, 2008 and 2007, respectively.
We recorded an income tax provision of $.2 million consisting of income tax expense of $.4 million offset by a deferred income tax benefit of $.2 million related to an income tax credit from the state of Oklahoma. We invested in a rural economic development fund with the State of Oklahoma that provides an immediately available state income tax credit of approximately $200,000. See Note 6 — Investment in LLC in the related financial statements.
Liquidity and Capital Resources
We had unrestricted cash of $3.2 million and $3.0 million at December 31, 2008 and September 30, 2008, respectively. Our working capital deficit was $.3 million and $.6 million at December 31, 2008 and September 30, 2008, respectively. The increase of $.3 million as attributable to: a) an increase in cash of $.2 million from net income; b) an increase in receivables of $.2 million from revenue growth; and c) an increase in current liabilities of $.1 million. Our current liabilities include an estimated current portion of notes payable to related parties.

Cash provided by operating activities was $.8 million and $1.1 million for the quarters ended December 31, 2008 and 2007, respectively. The decrease of $ .3 million was attributable to the following:
•	An increase in net income of $.2 million
•	A long-term investment of $.1 million creating an additional deferred tax credit of $.2 million
•	A decrease for claims and other liabilities of $.5 million
•	Other changes of $(.1) million
Cash used in financing activities was $.6 million and $.6 million for the quarters ended December 31, 2008 and 2007, respectively and was attributable primarily to repayment of debt.
We anticipate that our cash on hand, together with cash flow from operations, will be sufficient for the next 12 months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended December 31, 2008, we did not have any risks associated with market risk sensitive instruments or portfolio securities.
ITEM 4 AND ITEM 4T. CONTROLS AND PROCEDURES
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
Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of its internal controls over financial reporting that are then effected by and through its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of Alliance HealthCard’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements.
We have not completed the assessment of the effectiveness of our internal controls in accordance with Section 404 of Sarbanes-Oxley Act of 2002 to provide reasonable assurance of the
•	reliability of financial reporting,

•	effectiveness and efficiency of operations, and

•	compliance with applicable laws and regulations.
Internal controls are generally considered to consist of
•	the environmental foundation of discipline and structure of the internal control,
•	identification of risks that may affect the integrity of its financial reporting system to reduce financial reporting errors,
•	preventive controls (the practices, policies and procedures) that reduce the possibility of errors in entering the financial reporting system,
•	the processes to identify, capture and exchange information to ensure availability of complete and reliable information, and
•	the process of testing the quality of internal control over time.

Because of the incomplete assessment of the effectiveness of internal controls over financial reporting, we were unable to issue our report on the effectiveness of our internal controls at the fiscal year ended on September 30, 2008. This has been determined to be a material weakness in our internal controls, because we have not completed the assessment of the reliability and effectiveness of our internal controls, and compliance with laws and regulations. Until this assessment has been completed, we are not positioned to implement corrective procedures, in the event any such corrective implementation will be required. However, to date we have not discovered the need for implementation of any corrective procedures in our internal controls over financial reporting. During the year ended September 30, 2008, we continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following enactment of Sarbanes-Oxley Act of 2002 and have not previously discovered any material weakness, or significant deficiency in the effectiveness of our internal controls over financial reporting.
We anticipate that by March 31, 2009, all required testing of its accounting system and internal controls over financial reporting will be completed and that by June 30, 2009 all corrective requirements, if any, will be implemented. Thereafter, we will then be positioned to issue the report in accordance with the requirements of Section 404 of Sarbanes-Oxley. Furthermore, we believe this schedule for completion of the assessment will be sufficient to timely permit our independent registered public accountants to timely attest to the internal controls.
Although we were unable to issue the report on the effectiveness of our internal controls at September 30, 2008, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of the disclosure controls and procedures and the internal controls over financial reporting as of December 31, 2008, concluded that its disclosure controls and procedures and internal controls over financial reporting were fully effective as of December 31, 2008 and reported to our auditors and the audit committee of our board of directors that no change occurred in the disclosure controls and procedures and internal control over financial reporting occurred during the three months ended December 31, 2008 that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of the disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in the disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to litigation. We were not party to any material litigation during the quarter ended December 31, 2008. There are no items to report under this item.
ITEM 1A. RISK FACTORS.
Because we are a small reporting company, this item is not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS.
There are no items to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
There are no items to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the three months ended December 31, 2008.
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

Alliance HealthCard, Inc.
February 12, 2009	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

February 12, 2009	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	—	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

Exhibit 31.2	—	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002