Form 10-Q
period 2009-03-31
ALLIANCE HEALTHCARD INC
filed 2009-05-15
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of the latest practicable date was:

Class	Outstanding at April 30, 2009

Common Stock, $.001 par value	21,633,127

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance HealthCard, Inc.
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Derived From Audited Statements)
Assets
Current assets:
Cash and cash equivalents	$2,880,831	$3,012,683
Restricted cash	156,935	156,935
Accounts receivable, net	2,581,809	2,486,938
Prepaid expenses	243,051	31,372

Total current assets	5,862,626	5,687,928
Furniture and equipment, net	154,639	165,020
Goodwill	2,534,152	2,534,152
Intangibles-Customer lists, net	1,458,325	1,708,883
Investment in LLC, pledged	100,000	—
Deferred income taxes and other	565,107	427,604

Total assets	$10,674,849	$10,523,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$935,248	$927,101
Accrued salaries and benefits	170,281	161,732
Claims liability	839,000	462,596
Deferred revenue	664,441	843,868
Current portion of notes payable to related parties	2,153,697	2,289,663
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	1,188,147	1,468,349

Total current liabilities	6,116,814	6,319,309
Long term liabilities:
Notes payable to related parties, net of discount and current portion shown above	—	931,581

Total liabilities	6,116,814	7,250,890

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,833,127 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	14,833	14,833
Additional paid-in-capital	6,808,721	6,808,721
Retained deficit	(2,265,519)	(3,550,857)

Total stockholders’ equity	4,558,035	3,272,697

Total liabilities and stockholders’ equity	$10,674,849	$10,523,587

See the accompanying notes to the condensed consolidated financial statements.

Alliance HealthCard, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$5,885,623	$5,291,812	$11,554,164	$10,055,445
Direct costs	3,887,359	2,934,862	6,974,772	5,424,409

Gross Profit	1,998,264	2,356,950	4,579,392	4,631,036

Marketing and sales expenses	284,163	363,285	596,479	627,778
Depreciation and amortization expenses	139,703	138,405	277,907	274,280
General and administrative expenses	922,974	784,160	1,826,091	1,572,595

Operating income	651,424	1,071,100	1,878,915	2,156,383
Other income (expense):
Other income	—	163,591	—	163,951
Interest income	3,404	10,014	7,759	25,367
Interest (expense)	(47,236)	(54,375)	(94,368)	(112,725)

Total other income (expense):	(43,832)	119,230	(86,609)	76,593

Income before income taxes	607,592	1,190,330	1,792,306	2,232,976
Deferred income tax benefit	—	—	(175,000)	—
Income taxes	277,704	461,471	681,968	868,221

Net income	$329,888	$728,859	$1,285,338	$1,364,755

Per share data:
Basic	$0.02	$0.05	$0.09	$0.09

Diluted	$0.02	$0.05	$0.09	$0.09

Basic weighted average shares outstanding	14,833,127	14,688,986	14,833,127	14,722,908

Basic weighted diluted average shares outstanding	14,856,278	15,405,213	15,846,127	15,287,632

See the accompanying notes to the condensed consolidated financial statements.

Alliance HealthCard, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,285,338	$1,364,755
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(175,000)	—
Depreciation and amortization	277,907	274,280
Amortization of loan discount to interest expense	77,285	80,100
Stock options issued to consultant	—	4,500
Change in operating assets and liabilities:
Receivables	(94,871)	(81,085)
Prepaid expenses and other assets	(174,182)	7,302
Accounts payable	8,147	(285,761)
Accrued salaries and benefits	8,549	1,891
Deferred revenue	(179,427)	(221,416)
Claims and other accrued liabilities	96,202	247,326

Net cash provided by operating activities	1,129,948	1,391,892

Cash flows from investing activities
Purchase of equipment	(16,968)	(56,710)
Investment in LLC	(100,000)	—

Net cash used by investing activities	(116,968)	(56,710)

Cash flows from financing activities
Repayments of long term debt	(1,144,832)	(1,163,714)
Repayment of line of credit	—	(149,980)
Distributions to former BMS shareholders	—	365,720
Stock options exercised	—	112,870

Net cash used by financing activities	(1,144,832)	(835,104)

Net increase (decrease) in cash	(131,852)	500,078
Cash at beginning of period	3,012,683	2,274,411

Cash at end of period	$2,880,831	$2,774,489

See the accompanying notes to the condensed consolidated financial statements.

ALLIANCE HEALTHCARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
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
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the six months ended March 31, 2009 and 2008 are of a normal, recurring nature.
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2006, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. We adopted SFAS 157 on October 1, 2008 without a material impact on our consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities that permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on October 1, 2008 without a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS 141R also established disclosure requirements that enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (the Company’s 2010 fiscal year). SFAS 141R will have an effect on the Company’s consolidated financial statements for any business combinations that it may consummate during the Company’s fiscal 2010 and thereafter.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of SFAS 160 is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities” as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material effect on the Company’s future reported financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle that identifies the sources of generally accepted accounting principles in the United States. SFAS162 is effective 60 days following the United States Securities and Exchange Commission’s approval of PCAOB amendments to AU Section 411, The Meaning of “‘Present fairly in conformity with generally accepted accounting principles’”. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s reported financial position or results of operations.
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60. The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in SFAS 163, issued by enterprises included within the scope of FASB Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of FAS 163 is not expected to have a material effect on the Company’s future reported financial position or results of operations.
In April 2009, the FASB issued Staff Position No. 107-1 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position also amends APB 28 to require those disclosures in summarized financial reporting at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material effect on the Company’s future reported financial position or results of operations.
2. SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $5,632 at March 31, 2009 and September 30, 2008. We did not record any bad debt expense for the quarter ended March 31, 2009.
Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectability is reasonably assured.
Membership fees are paid to the Company on a monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term.
Investment in LLC
In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company follows the cost method for all investments in non controlled entities. The cost method requires the investment to be recorded at cost plus any related guaranteed debt or other contingency. Any earnings are recorded in the period received.

3. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for acquisitions of businesses in accordance with SFAS No. 141, Business Combinations. Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates. Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of this list. Amortization of customer lists totaled $250,002 and $250,002, respectively for the six months ended March 31, 2009 and 2008.
The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Asset. In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment at least annually at fiscal year end. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized.
4. SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the six months ended March 31, 2009 and 2008 are as follows:

	2009	2008

Cash paid for interest to related parties	$15,871	$29,371
Cash paid for income taxes	$1,295,000	$645,000

Non cash transactions are as follows:
Issuance of stock options to consultants	$—	$4,500
5. NOTES PAYABLE TO RELATED PARTIES
Three promissory notes were issued to shareholders on March 1, 2007 in the aggregate principal amount of $7,147,000 and bear interest at 1% per annum. The principal amounts of these notes were discounted to $6,666,447 with an effective interest rate of 7% to adjust for the below market interest rate. Principal and accrued interest are payable in 12 consecutive quarterly installments commencing on May 15, 2007 and on each August 14, November 14, February 14 and May 15 of each year thereafter and in full on February 14, 2010, if not previously paid. Any payment of principal and interest is applied first to accrued interest and the balance in reduction of outstanding principal. Notwithstanding the foregoing and any other provision in the notes, in the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 (“Actual EBITDA”) shall be less than Four Million Two Hundred Thousand Dollars ($4,200,000) (the “Targeted EBITDA”), then the principal amount of these notes will be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period is less than the Targeted EBITDA, and the adjusted principal balance of these notes will then be amortized over the remaining term of the notes in accordance with the payment terms.
Furthermore, the principal amount of these notes will be reduced dollar-for-dollar by any loss incurred by the Company’s subsidiary, BMS Insurance Agency, L.L.C., resulting from contingent commissions held by Caribbean American Property Insurance Company (“CAPIC”) pending receipt of a non-resident license from the Puerto Rico Department of Insurance. Any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods shall inure on a pro-rata basis to the benefit of the note holders. After any decrease or increase in the principal amount of these notes related to post-closing payments to or from CAPIC, the adjusted principal balance of these notes will be amortized over the remaining term of the notes in accordance with the foregoing payment terms. In accordance with these provisions, the principal of the notes was reduced by $247,073 as of September 30, 2007. The notes further provide that recovery of any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods will inure on a pro-rata basis to the benefit of the note holders. As a result of the settlement agreement completed on March 13, 2008 with CAPIC, BMS Insurance Agency, L.L.C. received proceeds of $34,280 which resulted in a pro rata increase in the outstanding principal amounts of these notes.

For financial reporting purposes, the issuance of these notes in 2007 was treated as a dividend to the former BMS shareholders.
Pursuant to discussions between the note holders and our disinterested directors, on January 10, 2008 the original notes were cancelled and replaced by new notes reflecting the unpaid principal balance but modifying the measurement periods to be deferred by one year to the fiscal years ending September 30, 2008 and September 30, 2009 and converted to quarterly reviews thereafter. Management felt that these deferred periods more appropriately tie the payment obligations to the Company’s performance because the initial period did not reflect an entire year and also contained several merger related one-time expenses. Several additional provisions were added to allow for adjustments if necessary. The new notes were issued in the aggregate amount of $5,113,177 representing the unpaid principal balances on the original notes on that date before the above described note adjustments.
Principal and interest payments made on these notes (net of discount) were $1,160,702 and $1,192,237, respectively for the six months ended March 31, 2009 and 2008. Principal payments due on these notes for the next two fiscal years are as follows:

	Principal	Discount	Net
Fiscal Year Ended September 30,	Payments	Applied	Amount Due
2009 (remaining payments)	$1,292,961	$70,845	$1,222,116
2010	$1,013,910	$82,329	$931,581
6. INVESTMENT IN LLC
On December 30, 2008 the Company invested in an entity whose purpose is to invest in Oklahoma-based small business ventures or in Oklahoma-based rural small business ventures. Such investment is expected to generate tax credits that will be allocated to the Company and can be used to offset Oklahoma state income tax.
On December 30, 2008, the Company invested $100,000 and executed a non-recourse debt agreement in the principal amount of $768,704. The debt agreement is completely non-recourse to the Company for any amounts in excess of the capital investment of $100,000. Because the debt agreement is non-recourse and has been guaranteed by other parties, it has not been reflected in these financial statements.
7. INCOME TAXES
Components of income tax expense for the six months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Current income tax expense
Federal	$608,968	$573,026
State	73,000	295,195

Total current income tax expense	681,968	868,221

Deferred income tax (benefit)
Federal	22,078	—
State	2,922	—
State Tax Credit	(200,000)	—

Total deferred income tax (benefit)	(175,000)	—

Net income tax expense	$506,968	$868,221

As discussed in Note 6, the Company invested in a rural economic development fund with the State of Oklahoma. Upon completion of the investment, the fund provides an immediately available Oklahoma state income tax credit of approximately $200,000 and this amount has been recorded as a deferred income tax credit for the six months ended March 31, 2009.

8. CLAIMS LIABILITY
The Company entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses they incur in the operation of the program. Those expenses are primarily related to the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. As of March 31, 2009 and September 30, 2008 we recorded an estimated claims incurred but not reported liability of $839,000 and $462,596, respectively.
9. FINANCIAL INSTRUMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles GAAP that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements. SFAS 157 applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (“FSP”) FAS-157-2, Effective Date of FASB Statement No. 157 , that delays by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination and non-financial assets recorded value for impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The Company adopted the portion of SFAS 157 that has not been delayed by FAS-157-2 as of October 1, 2008 and plans to adopt the balance of its provisions as of the beginning of its 2010 fiscal year. Items carried at fair value on a recurring basis (to which SFAS 157 applies in fiscal 2009) consist of available for sale securities based on quoted prices in active or brokered markets for identical, as well as similar assets and liabilities. Items carried at fair value on a non-recurring basis (to which SFAS 157 will apply in fiscal 2010) generally consist of assets held for sale. The Company also uses fair value concepts to test various long-lived assets for impairment. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2009 years.
10. LOAN COMMITMENT
In connection with the acquisition of Access Plans USA, Inc., (Note 11. Significant Transaction) we entered into a Loan Agreement on February 9, 2009. Under the Loan Agreement, Alliance agreed to loan Access Plans USA, Inc. up to $300,000 under the following terms:
•	Any cash drawn under the Loan Agreement will be secured by certain restricted cash deposits;

•	Any cash drawn will be subject to an annual interest rate of 6.0%; and

•	The Loan Agreement terminated on April 2, 2009 with any outstanding balance at that date becoming immediately repayable (if the proposed merger with Alliance occurs on or before April 1, 2009, then any outstanding debt will be treated as inter-company item and accordingly will be settled by way of elimination upon consolidation).
There were no funds advanced under this loan agreement during the three months ending March 31, 2009.
11. SIGNIFICANT TRANSACTION
On April 1, 2009, the Company completed its acquisition of Access Plans USA, Inc. Access Plans markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services such as medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks.
The Company issued 6,800,000 shares of its common stock in exchange for the outstanding common stock of Access Plans USA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout the remainder of this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Alliance HealthCard, Inc., its subsidiaries and their executive officers and directors.
Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or that we may file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended. Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for our products and services, business conditions in the integrated healthcare delivery network market, general economic conditions, and the risk factors detailed from time to time in our periodic reports and registration statements filed with the United States Securities and Exchange Commission. Any forward-looking statements made are only as of the date made and are subject to change as may be reported.
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
Point-of-Sale Plans
Our point-of-sale plans are primarily offered at rent-to-own retail stores. Nationwide there are approximately 8,500 locations serving approximately 3.0 million households according to the Association of Progressive Rental Organizations. It is estimated that the two largest rent-to-own industry participants account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 73% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. The Association of Progressive Rental Organizations also estimates that 95% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not; the low payments; the lack of a credit check; the convenience and flexibility of the transaction; the quality of the merchandise; the quality of the maintenance, delivery, and other services; the friendliness and flexibility of the store employees; and the lack of any problems or hassles.”

We currently deliver membership plans to about 55 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At March 31, 2009, our point-of-sale plans were offered at approximately 3,900 rent-to-own store locations compared to approximately 3,450 locations at March 31, 2008. Of the locations at March 31, 2009,3,038 of those locations were operated or franchised by Rent-A-Center under the brands “Rent-A-Center”, “Get It Now,” “Rent-A-Centre,” and “ColorTyme,” either as company-owned or franchised stores with a 38% market share at December 31, 2008. Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $2.8 million ,(48% of total revenue) and $5.6 million, (49% of total revenue) during the three and six months ended March 31, 2009, compared to $2.7 million, (51% of total revenue) and $5.4 million, (54% of total revenue) during the three and six months ended March 31, 2008. Furthermore, our contracts with Rent-A-Center and other rent-to-own companies accounted for $4.9 million, (84% of total revenue) and $9.4 million, (84% of total revenue) during the three and six months ended March 31, 2009, compared to $4.6 million, (86% of total revenue) and $8.7 million, (87% of total revenue) during the three and six months ended March 31, 2008. Our growth in point-of-sale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the rental and sale performances of those locations. Although our revenue from point-of sale plans continues to grow, we expect this revenue source to decline as a percentage of total revenues as we diversify our revenue sources. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of either, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Wholesale Plans
Our wholesale plans are custom tailored to meet the needs of our clients, generate incremental revenue for them and enhance the relationship with their customers via value-added benefits. Services included with wholesale plans provided to our largest member segment generally include insurance benefits and a variety of lifestyle benefits, like discount medical, food & entertainment and automotive related discounts. We also provide wholesale plans that include only discount medical benefits, just lifestyle benefits and other combinations to fit the customer needs of our clients. Our revenue attributable to wholesale plans was approximately $0.5 million, (9% of total revenue) and $1.0 million, (9% of total revenue) during the three and six months ended March 31, 2009, compared to $0.4 million, (7% of total revenue) and $0.9 million, (9% of total revenue) during the three and six months ended March 31, 2008.
Retail Plans
Our retail plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $0.4 million ,(6% of total revenue) and $0.7 million, (6% of total revenue) during the three and six months ended March 31, 2009, compared to $0.3 million, (5% of total revenue) and $0.4 million, (4% of total revenue) during the three and six months ended March 31, 2008.
In addition to our wholesale and retail offerings, certain clients may choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment, and we provide customer service. These offerings are designed to enhance our clients’ existing offering and improve their product value relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates.
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

Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to the financial statements. Significant estimates include our claims liability (see Note 8) and the discounted future cash flows used to evaluate our goodwill for impairment.
Goodwill and Intangible Assets
We account for acquisitions of businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in connection with the Alliance Healthcard, Inc. merger were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization of customer lists totaled $125,001 for each of the quarters ended March 31, 2009 and 2008 and $250,002 for each of the six months ended March 31, 2009 and 2008.
We account for recorded goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment at least annually on September 30 of each year, our fiscal year end. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. As of March 31, 2009 and 2008 we recognized no impairment related to our goodwill.
We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of March 31, 2009 and 2008 we recognized no impairment losses related to our intangible assets.
Stock Based Compensation
In accordance with the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”), we measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service or vesting period.
The provisions of SFAS 123R became effective on January 1, 2006. As permitted, prior to the effectiveness of SFAS 123R, we elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation.
Income Taxes
We adopted SFAS No. 109, Accounting for Income Taxes, that requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.

In 2006, FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, we adopted FIN 48 on January 1, 2007.
Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy, that requires four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectability is reasonably assured.
Membership fees are paid to us on a monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Monthly membership fees were accountable for 95% and 93%, respectively of our revenue for the six months ended March 31, 2009 and 2008.
Results of Operations
The following table sets forth selected results of our operations for the three and six months ended March 31, 2009 and 2008. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended		For the Six Months Ended
	2009	2008	2009	2008
Net revenues	$5,885,623	$5,291,812	$11,554,164	$10,055,445
Direct costs	3,887,359	2,934,862	6,974,773	5,424,409
Operating expenses	1,346,840	1,285,850	2,700,477	2,474,653
Operating income	651,424	1,071,100	1,878,915	2,156,383
Net other income (expense)	(43,832)	119,230	(86,609)	76,593
Provision for income taxes	277,704	461,471	681,968	868,221
Deferred income taxes	—	—	(175,000)	—
Net income	$329,888	$728,859	$1,285,338	$1,364,755
Discussion of Three Month Periods Ended March 31, 2009 and 2008
Net revenues increased $0.6 million, or 11% during the three months ended March 31, 2009, compared with the second quarter of 2008. The increase in net revenues was primarily due to:
•	Point of sale plans of approximately $0.4 million attributable to approximately 420 new locations plus membership growth in existing locations; and

•	Wholesale and retail plans of approximately $0.2 million primarily attributable to a new contract signed with an existing customer that began on November 1, 2008.
Direct costs increased $1.0 million, or 32% during the three months ended March 31, 2009 compared with the same quarter of 2008. As a percent of revenue, our direct costs for claims expense increased by 13% ($0.9 million) for the three months ended March 31, 2009. The Company has entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations, the administration duties include reimbursing the client for certain expenses they incur in the operation of the program. Those expenses are primarily related to the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase is primarily attributable to: a) changes in the economy; b) program changes; and c) enhanced reporting efforts at our client locations

Marketing and sales expenses decreased $0.08 million or 22% during the three months ended March 31, 2009, compared with the same quarter of 2008. This decrease was primarily attributable to:
•	Convention expense incurred for 2008 that was not incurred in 2009; and

•	Commission expense, based on a percent of revenue, attributable to point of sale plan contracts during the three months ended March 31, 2008.
Depreciation and amortization expense remained constant at $0.1 million for the quarters ended March 31, 2009 and 2008 primarily related to the amortization of customer lists deemed acquired by us from Alliance HealthCard in connection with the 2007 merger.
General and administrative expenses increased $0.1 million or 18% during the three months ended March 31, 2009 compared with the second quarter of 2008. The increase was primarily attributable to:
•	Compensation expense related to four additional employees;

•	Health insurance expense due to an increase in the premium costs of this employee benefit;

•	Travel and legal expenses related to our merger-acquisition of Access Plans USA that was completed on April 1, 2009; and

•	Telecommunication expenses related to new business.
Other income (expense) decreased $0.2 million during the three months ended March 31, 2009 compared with the same quarter of 2008. The decrease was primarily attributable to income earned from a non-recurring transaction during the three months ended March 31, 2008. Interest expense incurred for promissory notes to related parties was $0.05 million for the three months ended March 31, 2009 and 2008.
Discussion of Six Month Periods Ended March 31, 2009 and 2008
Net revenues increased $1.5 million, or 15% during the six months ended March 31, 2009 compared with the same period in 2008. The increase in net revenues was primarily due to:
•	Point of sale plans of approximately $1.0 million with $0.8 million attributable to membership growth from existing plans and $0.2 million attributable to new locations; and

•	Wholesale and retail plans of approximately $0.5 million primarily attributable to four new contracts implemented from October 2008 thru January 2009.
Direct costs increased $1.5 million, or 29% during the six months ended March 31, 2009 compared with the same period in 2008. As a % of revenue, our direct costs for claims expense increased by 10% ($1.3 million) for the six months ended March 31, 2009. The Company has entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations, the administration duties include reimbursing the client for certain expenses they incur in the operation of the program. Those expenses are primarily related to the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase is attributable to: a) changes in the economy; b) client program changes; and c) enhanced reporting efforts at our client locations.
Marketing and sales expenses decreased $.03 million or 5% during the six months ended March 31, 2009 compared with the same period in 2008. The decrease was primarily attributable:
•	Convention expense incurred for 2008 that was incurred for 2009; and

•	Commission expense, based on a percent of revenue, attributable to point of sale plan contracts for the six months ended March 31, 2008
Depreciation and amortization expense remained constant at $.3 million during the six months ended March 31, 2009 compared with the same period in 2008 due to the amortization of customer lists deemed acquired by us from Alliance HealthCard in connection with the 2007 merger.
General and administrative expenses increased $.3 million or 16% during the six months ended March 31, 2009 compared with the same period in 2008. The increase was primarily attributable to:
•	Compensation expense resulting from the addition of four employees

•	Health insurance expense due to an increase in the annual premium

•	Travel and legal expenses related to our merger-acquisition of Access Plans USA that was completed on April 1, 2009; and

•	Telecommunication expenses related to new business

Other income decreased $.2 million for the six months ended March 31, 2009 compared with the same period in 2008. The decrease was primarily attributable to income earned from a non-recurring transaction during the six months ended March 31, 2008. Interest expense incurred for promissory notes to related parties was $0.1 million for the six months ended March 31, 2009 and 2008.
For the six months ended March 31, 2009 we recorded an income tax provision of $0.2 million consisting of income tax expense of $0.4 million, offset by a deferred income tax benefit of $0.2 million related to a tax credit available to utilize in payment of Oklahoma income tax. We invested in a rural economic development fund with the State of Oklahoma that provides an immediately available state income tax credit of approximately $200,000. See Note 6 — Investment in LLC in the notes to financial statements appearing above.
Liquidity and Capital Resources
We had unrestricted cash of $2.9 million and $3.0 million at March 31, 2009 and September 30, 2008, respectively. Our working capital deficit was $0.3 million at March 31, 2009 and $0.6 million at September 30, 2008. The decrease in the capital deficit was primarily due to: a) an increase for prepaid expenses of $0.2 million related to income tax deposits; and b) decreases in deferred revenue and other liability accounts of approximately $0.1 million. Our current liabilities include an estimated current portion of notes payable to related parties. The amount of note obligations due to related parties will be adjusted in the event that our consolidated earnings before interest, income taxes, depreciation and amortization, determined in accordance with generally accepted accounting principles, for the fiscal year ending on September 30, 2009 (“Actual EBITDA”) exceeds $4,200,000 (the “Targeted EBITDA”). If the Targeted EBITDA level is not achieved, the principal amounts of these notes will be reduced by the aggregate amount equal to the percentage by which the Actual EBITDA for the fiscal year is less than the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized and payable over the remaining terms of the notes. The aggregate principal and interest payments made on these notes (net of discount) were $1,160,702 and $1,192,237, respectively, for during the six months ended March 31, 2009 and 2008.
Principal payments due on these notes for the next two fiscal years are as follows:

	Principal	Discount	Net
Fiscal Year Ended September 30	Payments	Applied	Amount Due
2009 (remaining payments)	$1,292,961	$70,845	$1,222,116
2010	$1,013,910	$82,329	$931,581
Cash provided by operating activities was $1.1 million during the six months ended March 31, 2009 compared to $1.4 million for the same period in 2008. This decrease was primarily due to:
•	An increase in accounts payable of $0.3 million;

•	An increase in prepaid expenses of $0.2 million;

•	A long-term investment of $0.1 million creating an additional deferred tax credit of $.2 million;

•	A decrease in net income of $0.1 million; and

•	Other changes of $(0.1) million.
Cash used by investing activities was $0.1 million during the six months ended March 31, 2009 and 2008. On December 30, 2008 we invested $100,000 (and executed a non-recourse debt agreement in the principal amount of $768,704) in an entity whose purpose is to invest in Oklahoma-based small business ventures or in Oklahoma-based rural small business ventures. This investment is expected to generate tax credits of approximately $200,000 that may be used to offset Oklahoma state income tax.
Cash used by financing activities was $1.1 million during the six months ended March 31, 2009 compared to $0.8 million for the same 2008 period. The increase was primarily due to transactions that occurred during the six months ended March 31, 2008 and did not reoccur in the same 2009 period, including the following:
•	Distributions to the former BMS shareholders of $0.4 million;

•	Stock options exercised of $0.1 million; and

•	Repayment of our line of credit of $0.1 million.

We expect to meet our obligations as they become due through available cash and funds generated from our operations. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness obligations under the related-party promissory notes of approximately $2,154,000 plus interest of $12,000 as of March 31, 2009. Our payment obligations under the related-party promissory notes are based upon our achievement of Actual EBITDA from operations in excess of $4,200,000. Accordingly, our payment obligations under the related-party promissory notes are wholly contingent upon achievement of minimum operating results during the 12-month period ending March 31, 2010 and if not achieved, the amount of these payment obligations would be reduced.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended March 31, 2009 we did not have any risks associated with market risk sensitive instruments or portfolio securities.
ITEM 4 AND ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008. Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of September 30, 2008, they concluded that our disclosure controls and procedures were fully effective as of September 30, 2008 and reported to our independent registered public accountants and the audit committee that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the year ended September 30, 2008 that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures. Furthermore, there were no significant changes in our disclosure controls and procedures or other factors that could significantly affect our disclosure controls and procedures over financial reporting subsequent to the date of their evaluation.
Management’s Annual Report on Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(t) and 15d-15(t) promulgated under the Exchange Act.

Management has not yet assessed the effectiveness of our internal control over financial reporting as of March 31, 2009 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
In connection with the audit of our consolidated financial statements for the year ended September 30, 2008, our independent registered public accounting firm, Eide Bailly LLP, advised the Audit Committee and management that, solely because we underestimated the extent of human resources required to complete the documentation and testing, we did not exhibit appropriate oversight to ensure that timely documentation and testing of internal controls over the financial reporting process was completed as required by Section 404 of the Sarbanes Oxley Act of 2002, they considered this deficiency to be a material weakness in our internal controls over the financial reporting process in accordance with Auditing Standard No. 5. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
However, in conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. These controls and procedures and internal controls over financial reporting are the same historically utilized and relied upon. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.
Based solely upon the communication of Eide Bailly LLP as experts in accounting and auditing and without having discovered any ineffectiveness, significant deficiencies or material weaknesses, management concluded that as of September 30, 2008 our internal control over financial reporting was materially deficient and not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. As of March 31, 2009, that material weakness continued.
Notwithstanding the above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to litigation. We were not party to any material litigation during the six months ended March 31, 2009. There are no items to report under this item.
ITEM 1A. RISK FACTORS.
Because we are a small reporting company, this item is not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS.
There are no items to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
There are no items to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the three months ended March 31, 2009.
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

Alliance HealthCard, Inc.
May 5, 2009	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

May 5, 2009	By:	/s/ Rita McKeown
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