Form 10-K/A
period 2008-09-30
ALLIANCE HEALTHCARD INC
filed 2009-08-05
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
Alliance HealthCard, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2008, initially filed with the Securities and Exchange Commission on December
29, 2008.
The following sections of this Form 10-K/A have been amended:
•	Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — was modified to incorporate the correct disclosure required by SFAS 123R.

•	Item 8 — Financial Statements and Supplementary Data — has been modified as follows:
•	Note 8. Stock Based Compensation was modified to incorporate the correct disclosure required by SFAS 123R;

•	Note 12. Claims Liability was modified to expand our disclosure as to what these claims are, how they are generated and why we are obligated to pay them;

•	The date of the report of Eide Baily LLP, the Company’s independent registered public accounting firm as of and for the year ended September 30, 2008 was updated;
•	Item 9A — Controls and Procedures — was revised to modify the disclosure regarding the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

•	Item 15 — Exhibits and Financial Statement Schedules — was revised to include the contract with Rent A Center.

•	Exhibits 31.1 and 31.2 were modified to provide certifications as exactly set forth in Regulation S-K, Item 601(b) (31).

•	The signature page date has been revised.

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
Stock Based Compensation
In accordance with the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), we measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
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
December 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Alliance HealthCard, Inc.
We have audited the accompanying consolidated balance sheet of Alliance HealthCard, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Alliance HealthCard, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. and subsidiaries as of September 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Greenwood Village, Colorado
December 23, 2008, except for Notes 8 and 12 as to which the date is July 30, 2009

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
Stock Based Compensation
In accordance with the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), we measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical volatilities of our stock. We use historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We do not provide for any expected dividends or discount for post-vesting restrictions in the model.

Expected volatility	.1
Dividend yield	0%
Risk free interest rate	1.0%
Expected lives	10 Years
The fair value of the stock options granted was estimated to be approximately $18,470 and $55,000 for the years ending September 30, 2008 and 2007, respectively. In accordance with SFAS 123R, the value of the options was recorded as compensation expense and amortized over the vesting period of the options. Compensation expense related to stock options was $18,470 and $55,000 for the years ending September 30, 2008 and 2007, respectively. The options outstanding and options exercisable as of September 30, 2008 had no intrinsic value. The intrinsic value is calculated as the difference between the market value and exercise price of the shares. As of September 30, 2008 the Company had approximately $8,000 of future compensation expense which it expects to record in its statements of operations through 2010.
Information regarding the options is as follows:

	Weighted
	Average
	Exercise	Options	Options
	Price	Outstanding	Exercisable
Balance at September 30, 2007		1,701,396	1,668,896
Granted	$1.61	82,500	62,500
Forfeited	$1.37	(115,999)	(103,499)
Exercised	$0.76	(149,000)	(149,000)
Became exercisable	$0.93	—	10,833

Balance, September 30, 2008		1,518,897	1,489,730

There were 82,500 options granted for the year ended September 30, 2008 and 122,500 options granted for the year ended September 30, 2007. We had 1,518,897 options outstanding on September 30, 2008. The exercise price on these options ranged from $0.23 to $1.50 with an average weighted remaining contractual life of 4.4 years with an average exercise price of $0.93. The following table summarizes information about stock options outstanding at September 30, 2008.

Range of exercise price	$0.23-$1.50
Number outstanding	1,518,897
Weighted average remaining contractual life	4.4 Years
Weighted average exercise price	$0.93
During the year ending September 30, 2008, options were exercised for the purchase of 149,000 common stock shares for $112,870.
For options granted and vested prior to the effective date of SFAS 123R, we continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), but disclose the pro forma effects on net income had the fair value of these options been expensed.

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

Note 12. Waiver Reimbursements Liability
We have entered into contractual arrangements to administer certain membership programs for our clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses they incur in the operation of a particular membership program. Under these arrangements, we are responsible for reimbursing the client when (under the terms of the agreement with its customer) it waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when their customer becomes unemployed for a stated period of time or when our client provides product service to its customer. It is our policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to our clients in the event our reimbursement obligations require payment in the future. Our obligations for these reimbursements do not have any kind of a tail that extends beyond our client’s payment obligations following termination of the contractual arrangement or agreement with our client or the client’s customer. As of September 30, 2008 and 2007, we recorded an estimated incurred but not reported reimbursement obligation of $462,596 and $260,300, respectively.
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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008. Because we did not complete our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting on a timely basis, our management was unable to issue its report on the effectiveness of our internal controls at September 30, 2008. This has resulted in a significant deficiency in our internal controls and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008 to be ineffective. Furthermore, because we failed to include management’s report within this report, this report is materially deficient and we are therefore not timely in our reporting obligations under the Exchange Act and our controls and procedures over financial reporting were ineffective at September 30, 2008. Until our assessment of the reliability and effectiveness of our controls and procedures over financial reporting has been completed, we are not positioned to know whether we need to implement corrective controls and procedures. During the year ended September 30, 2008, we have continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following the enactment of Sarbanes-Oxley Act of 2002.
We anticipate that by August 7, 2009, we will have completed all required testing of our accounting system and internal controls over financial reporting and implemented all required corrective requirements, if any, and will then be positioned to issue our report in accordance with the requirements of Section 404 of Sarbanes-Oxley and Regulation S-X.
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
Management has not yet assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because we did not complete our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting on a timely basis, our management was unable to issue its report on the effectiveness of our internal controls at September 30, 2008. This has resulted in a significant deficiency in our internal controls and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008 to be ineffective. Furthermore, because we failed to include management’s report within this report, this report is materially deficient and we are therefore not timely in our reporting obligations under the Exchange Act. This deficiency is considered to be a material weakness in our internal controls over the financial reporting process in accordance with Auditing Standard No. 5 because we did not exhibit appropriate oversight to ensure that timely documentation and testing of internal controls over the financial reporting process was completed as required by Section 404 of the Sarbanes Oxley Act of 2002. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
Notwithstanding the above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 3.2	Bylaws, incorporation by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 4.1	Common stock certificate, incorporation by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 10.1	CVS Contract, incorporation by reference to the Form 10-KSB filed with the Commission on December 22, 2004.

Exhibit 10.2	State Farm Contract incorporation by reference to the Form 10-KSB filed with the Commission on December 22, 2004.

Exhibit 10.3	Employment Agreement Danny C. Wright, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

Exhibit 10.4	Employment Agreement Brett Wimberley, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

Exhibit 10.5	Employment Agreement Susan Matthews, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

Exhibit 10.6	Employment Agreement Robert D. Garces, incorporation by reference to the Form 8k filed with the Commission on March 6, 2007.

Exhibit 10.7	Employment Agreement Thomas W. Kiser, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

Exhibit 10.8	Promissory Note Danny C. Wright, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

Exhibit 10.9	Promissory Note Brett Wimberley, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

Exhibit 10.10	Promissory Note Susan Matthews, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

Exhibit 10.11	$2,045,271 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issue to Danny C. Wright, incorporation by reference to the Form 10-KSB filed with the Commission on January 14, 2008.

Exhibit 10.12	$2,045,271 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Brett Wimberley, incorporation by reference to the Form 10-KSB filed with the Commission on January 14, 2008.

Exhibit 10.13	$1,022,635 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Susan Matthews, incorporation by reference to the Form 10-KSB filed with the Commission on January 14, 2008.

Exhibit 10.14	Rent A Center Agreement between Benefit Marketing Solutions, LLC. effective March 1, 2007 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.
August 5, 2009	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

August 5, 2009	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.14
Rent A Center Agreement between Benefit Marketing Solutions, LLC. effective March 1, 2007 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.

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