Form 10-Q/A
period 2008-12-31
ALLIANCE HEALTHCARD INC
filed 2009-08-05
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Alliance HealthCard, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, initially filed with the Securities and Exchange Commission on February 12, 2009.

The following sections of this Form 10-Q/A have been amended:

•	Item 4 & 4T – Controls and Procedures – was revised to modify the disclosure regarding the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

•	Exhibits 31.1 and 31.2 were modified to provide certifications as exactly set forth in Regulation S-K, Item 601(b) (31).

•	The signature page date has been revised.

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
ITEM 4 and 4T. Controls and Procedures
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
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Because we did not complete our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting on a timely basis, our management was unable to issue its report on the effectiveness of our internal controls at December 31, 2008. This has resulted in a significant deficiency in our internal controls and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008 to be ineffective.
Furthermore, because we failed to include management’s report within our annual report on Form 10-K for the fiscal year ended September 30, 2008, that report was materially deficient and we are therefore not timely in our reporting obligations under the Exchange Act and our internal controls and procedures over financial report were ineffective at December 31, 2008. Until our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting has been completed, we are not positioned to know whether we need to implement corrective controls and procedures and thus our internal controls and procedures over financial reporting were ineffective on December 31, 2008. During the quarter ended December 31, 2008, we have continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following the enactment of Sarbanes-Oxley Act of 2002.
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
Management has not yet assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. This has resulted in a significant deficiency in our internal controls over financial reporting and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008 to be ineffective. This deficiency is considered to be a material weakness in our internal controls over the financial reporting process in accordance with Auditing Standard No. 5 because we did not exhibit appropriate oversight to ensure that timely documentation and testing of internal controls over the financial reporting process was completed as required by Section 404 of the Sarbanes Oxley Act of 2002. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
Notwithstanding the above, management believes that the consolidated financial statements included in this report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

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