Form 10-Q/A
period 2009-03-31
ALLIANCE HEALTHCARD INC
filed 2009-08-05
CIK 1087216

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

Explanatory Note

Alliance HealthCard, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, initially filed with the Securities and Exchange Commission on May 15, 2009.

The following sections of this Form 10-Q/A have been amended:

•	Item 1 – Financial Statements – has been modified as follows:

•	Note 8. Claims Liability was modified to expand our disclosure as to what these claims are, how they are generated and why we are obligated to pay them.

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – has been modified as follows:

•	Our overview section has been modified to further disclose how revenues are generated from membership fees for our point of sale, retail and wholesale plans and the extent to which membership fees are monthly or annual;

•	Our management discussion has been modified to provide further disclosure regarding material changes in our results of operations;

•	Item 4 & 4T – Controls and Procedures – was revised to modify the disclosure regarding the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

•	The signature page date has been revised.

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

8. Claims Liability
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses they incur in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with its customer) it waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when their customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. It is our policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to our clients in the event our reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond Company’s client’s payment obligations following termination of the contractual arrangement or agreement with the Company’s client or the client’s customer. As of March 31, 2009 and September 30, 2008 we recorded an estimated incurred but not reported reimbursement obligation of $839,000 and $462,596, respectively.
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
Point-of-Sale Plans
Our point-of-sale plans are primarily offered at rent-to-own retail stores. Revenues are generated when the retail stores’ customers choose to purchase membership in the discount benefits package provided by the Company.  Customer membership terms are either weekly or monthly.  The retail stores collect the periodic membership fees from the enrolled customers.  The Company receives a monthly remittance from the retail stores for our portion of the membership fees the retail stores collected during the preceding month.  Revenues are recognized in the month the fees are collected by the retail stores from the enrolled customers.
Nationwide there are approximately 8,500 rent-to-own locations serving approximately 3.0 million households according to the Association of Progressive Rental Organizations. It is estimated that the two largest rent-to-own industry participants account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
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
We currently deliver membership plans to about 55 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At March 31, 2009, our point-of-sale plans were offered at approximately 3,900 rent-to-own store locations compared to approximately 3,450 locations at March 31, 2008. Of the locations at March 31, 2009, 3,038 of those locations were operated or franchised by Rent-A-Center (“RAC”) under the brands “Rent-A-Center”, “Get It Now,” “Rent-A-Centre,” and “ColorTyme,” either as company-owned or franchised stores with a 38% market share at December 31, 2008. Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with RAC was approximately $2.8 million,(48% of total revenue) and $5.6 million, (49% of total revenue) during the three and six months ended March 31, 2009, compared to $2.7 million, (51% of total revenue) and $5.4 million, (54% of total revenue) during the three and six months ended March 31, 2008. Furthermore, our contracts with RAC and other rent-to-own companies accounted for $4.9 million, (84% of total revenue) and $9.4 million, (84% of total revenue) during the three and six months ended March 31, 2009, compared to $4.6 million, (86% of total revenue) and $8.7 million, (87% of total revenue) during the three and six months ended March 31, 2008.
The material terms of our agreement with RAC are as follows:
•	Effective Date – December 20, 2006
•	Term of the Agreement – The Agreement will remain in effect for a period of five years from March 1, 2007 and will automatically renew for successive one year periods thereafter; however, either we or RAC may cancel this Agreement effective upon the expiration of the then current term by providing the other written notice of such intent to terminate at least 90 days prior to the expiration of the then current term. However, if for any reason RAC desires to cease marketing these or any similar benefits and services to its customers, cessation may occur after three years. Should termination occur after the three year period and before March 1, 2012, for any reason, then we agree to continue to provide all then-existing customer benefits and services to all RAC customers who are enrolled as of the date of termination, until those customers terminate their enrollment in the Benefit Program, and RAC agrees to remit enrollment fees for those customers as provided in our agreement with RAC. Notwithstanding any other provision of the agreement, RAC may terminate the agreement without penalty if the Benefit Program is deemed to be illegal or unauthorized by any federal or state court of competent jurisdiction and the Benefit Program cannot be reasonably be changed or restructured to comply with the law.
•	Payment Terms – For the benefits, RAC will pay us an amount per participating customer per month pursuant to the pricing schedules of the agreement. All amounts will be remitted by the 10th calendar day of the month following the month in which fees were paid by the customers to RAC.
Revenues are generated when RAC’s customers choose to purchase membership in the discount benefits package provided by us.  Customer membership terms are either weekly or monthly.  RAC collects the periodic membership fees from the enrolled customers.  We receive a monthly remittance from RAC for our portion of the membership fees RAC collected during the preceding month.  Revenues are recognized in the month the fees are collected by RAC from the enrolled customers.
The benefits include the following:
•	Accidental Death & Dismemberment Insurance
•	Product Replacement Option
•	Payment Protection Waiver
•	Paid-Out Account, Product Service
•	Discounted Medical Services
•	Discounted 24-Hour Emergency Roadside Assistance
•	Discount Automotive Services
•	Car Trip Routing
•	Grocery Discount Coupon Program
•	Consumer Discounts at Restaurants, Retailers and Travel providers
•	Entertainment Discounts
•	Kid Secure
•	Wellness Program
•	Floral Discount
•	Fitness Advantage
Our growth in point-of-sale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the rental and sale performances of those locations. Although our revenue from point-of sale plans continues to grow, we expect this revenue source to decline as a percentage of total revenues as we diversify our revenue sources. Although we have long-term contracts with RAC and other rent-to-own companies, loss of either, especially RAC would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Wholesale Plans
Our wholesale plans are custom tailored to meet the needs of our clients, generate incremental revenue for them and enhance the relationship with their customers via value-added benefits. Revenues are generated when our clients’ customers choose to purchase membership in the discount benefits package provided by the Company.  Customer membership terms are either monthly (40%) or annually (60%).  Our clients pay us the monthly or annual periodic membership fee for the enrolled customers. Revenues are recognized on a monthly basis.
Services included with wholesale plans provided to our largest member segment generally include insurance benefits and a variety of lifestyle benefits, like discount medical, food & entertainment and automotive related discounts. We also provide wholesale plans that include only discount medical benefits, just lifestyle benefits and other combinations to fit the customer needs of our clients. Our revenue attributable to wholesale plans was approximately $0.5 million ,(9% of total revenue) and $1.0 million, (9% of total revenue) during the three and six months ended March 31, 2009, compared to $0.4 million, (7% of total revenue) and $0.9 million, (9% of total revenue) during the three and six months ended March 31, 2008.
Retail Plans
Our retail plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Revenues are generated when our clients’ customers choose to purchase membership in the discount benefits package provided by the Company.  Customer membership terms are annually and revenue is recognized on a monthly basis. Our revenue attributable to retail plans was approximately $0.4 million ,(6% of total revenue) and $0.7 million, (6% of total revenue) during the three and six months ended March 31, 2009, compared to $0.3 million, (5% of total revenue) and $0.4 million, (4% of total revenue) during the three and six months ended March 31, 2008.
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
•	Convention expense incurred for 2008 that was not incurred in 2009; and

•	Commission expense, based on a percent of revenue, attributable to point of sale plan contracts during the three months ended March 31, 2008. Revenue growth attributable to our point of sale contracts is primarily generated by our Executive Vice President of marketing who does not receive commission compensation for new business.
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
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009.  Because we did not complete our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting on a timely basis, our management was unable to issue its report on the effectiveness of our internal controls at March 31, 2009. This has resulted in a significant deficiency in our internal controls and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009 to be ineffective.
Furthermore, because we failed to include management’s report within our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, that report was materially deficient and we are therefore not timely in our reporting obligations under the Exchange Act. Until our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting has been completed, we are not positioned to know whether we need to implement corrective controls and procedures and thus our internal controls and procedures over financial reporting were ineffective on March 31, 2009. During the six months ended March 31, 2009, we have continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following the enactment of Sarbanes-Oxley Act of 2002.
We anticipate that by August 7, 2009, we will have completed all required testing of our accounting system and internal controls over financial reporting and implemented all required corrective requirements, if any, and will then be positioned to issue management’s report in accordance with the requirements of Section 404 of Sarbanes-Oxley and Regulation S-X.
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
Management has not yet assessed the effectiveness of our internal control over financial reporting as of March 31, 2009 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. This has resulted in a significant deficiency in our internal controls over financial reporting and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009 to be ineffective. This deficiency is considered to be a material weakness in our internal controls over the financial reporting process in accordance with Auditing Standard No. 5 because we did not exhibit appropriate oversight to ensure that timely documentation and testing of internal controls over the financial reporting process was completed as required by Section 404 of the Sarbanes Oxley Act of 2002. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
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

16

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