Form 10-Q
period 2009-06-30
ALLIANCE HEALTHCARD INC
filed 2009-08-14
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of the latest practicable date was:

Class	Outstanding at August 13, 2009

Common Stock, $.001 par value	21,633,705

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance HealthCard, Inc.
Condensed Consolidated Balance Sheets

		September 30,
		2008
	June 30,	(Derived From
	2009	Audited
	(Unaudited)	Statements)
Assets
Current assets:
Cash and cash equivalents	$4,357,984	$3,012,683
Restricted cash	499,136	156,935
Accounts receivable, net	4,000,077	2,486,938
Advanced agency commissions, net	6,890,619	—
Prepaid expenses	57,995	31,372

Total current assets	15,805,811	5,687,928
Furniture and equipment, net	410,175	165,020
Goodwill	4,198,783	2,534,152
Other intangible assets, net	4,228,024	1,708,883
Deferred income taxes and other	2,000,738	427,604

Total assets	$26,643,531	$10,523,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$762,067	$927,101
Income taxes payable	487,532	—
Accrued salaries and benefits	186,873	161,732
Accrued commissions	867,674	—
Unearned commissions	6,202,812	—
Claims liability	1,155,500	462,596
Deferred revenue	1,067,078	843,868
Current portion notes payable	2,166,840	2,289,663
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	2,939,234	1,468,349

Total current liabilities	16,001,610	6,319,309
Long term liabilities:
Notes payable, net of discount and current portion shown above	448,420	931,581

Total liabilities	16,450,030	7,250,890

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,633,705 and 14,833,127, shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	21,633	14,833
Additional paid-in-capital	11,574,922	6,808,721
Retained deficit	(1,403,054)	(3,550,857)

Total stockholders’ equity	10,193,501	3,272,697

Total liabilities and stockholders’ equity	$26,643,531	$10,523,587

See the accompanying notes to the condensed consolidated financial statements.

Alliance HealthCard, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$13,959,723	$5,366,253	$25,513,887	$15,421,698
Direct costs	9,810,677	2,871,701	16,785,449	8,296,110

Gross profit	4,149,046	2,494,552	8,728,438	7,125,588

Marketing and sales expenses	573,321	306,552	1,169,800	934,330
General and administrative expenses	2,042,799	755,997	3,868,891	2,328,592
Depreciation and amortization	276,180	138,222	554,087	412,502

Operating income	1,256,746	1,293,781	3,135,660	3,450,164
Other income (expense):
Other income	346,775	—	346,775	163,951
Interest income	3,707	19,477	11,466	44,844
Interest (expense)	(47,111)	(54,733)	(141,479)	(167,458)

Total other income (expense):	303,371	(35,256)	216,762	41,337

Income before income taxes	1,560,117	1,258,525	3,352,422	3,491,501
Deferred income tax benefit	—	—	(175,000)	—
Income taxes	697,652	728,272	1,379,619	1,596,493

Net income	$862,465	$530,253	$2,147,803	$1,895,008

Per share data:
Basic	$0.04	$0.04	$0.13	$0.13

Diluted	$0.04	$0.04	$0.13	$0.12

Basic weighted average shares outstanding	21,633,705	14,833,127	16,528,614	14,760,056

Basic weighted diluted average shares outstanding	21,636,384	15,123,908	16,533,690	15,250,551

See the accompanying notes to the condensed consolidated financial statements.

Alliance HealthCard, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income	$2,147,803	$1,895,008
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(175,000)	13,272
Depreciation and amortization	554,087	412,502
Amortization of loan discount to interest expense	115,927	120,149
Allowances for commissions and other doubtful accounts	82,033	—
Stock option expenses	13,000	18,470
Change in operating assets and liabilities:
Receivables	(120,391)	(322,665)
Advanced agency commissions	(49,089)	—
Prepaid expenses and other assets	(19,307)	1,811
Accounts payable	(597,511)	(214,072)
Income taxes payable	371,385
Accrued salaries and benefits	25,141	20,387
Accrued commissions	282,693	—
Unearned commissions	63,431	—
Deferred revenue	(42,343)	(52,909)
Claims and other accrued liabilities	207,788	720,104

Net cash provided by operating activities	2,859,647	2,612,057

Cash flows from investing activities
Cash received from acquisition	450,213	—
Increase in restricted short-term investments	673	—
Investment in LLC	(100,000)	—
Purchase of equipment	(29,381)	(77,097)

Net cash provided by (used in) investing activities	321,505	(77,097)

Cash flows from financing activities
Repayments of long term debt	(1,835,851)	(1,736,130)
Repayment of line of credit	—	(149,980)
Stock options exercised	—	112,870

Net cash (used in) financing activities	(1,835,851)	(1,773,240)

Net increase (decrease) in cash	1,345,301	761,720
Cash at beginning of period	3,012,683	2,274,411

Cash at end of period	$4,357,984	$3,036,131

See the accompanying notes to the condensed consolidated financial statements.

ALLIANCE HEALTHCARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(UNAUDITED)
NOTE 1 — NATURE OF BUSINESS
Alliance HealthCard, Inc. (the “Company”) develops and distributes consumer membership plans and consumer driven healthcare programs.
The Company’s operations are currently organized under three business segments:
•	Wholesale Plans — plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.
•	Retail Plans — plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.
•	Insurance Marketing Division — markets individual major medical health insurance and other insurance products through a national network of independent agents.
NOTE 2 — BASIS OF PRESENTATION
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
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the nine months ended June 30, 2009 and 2008 are of a normal, recurring nature.
We have evaluated subsequent events through the date the consolidated condensed financial statements were issued on August 14, 2009.
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2006, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on October 1, 2008 without a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities that permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 without a material impact on our consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle that identifies the sources of generally accepted accounting principles in the United States. SFAS162 is effective 60 days following the United States Securities and Exchange Commission’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present fairly in conformity with generally accepted accounting principles”. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s reported financial position or results of operations.
In April 2009, the FASB issued Staff Position No. 107-1 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position also amends APB 28 to require those disclosures in summarized financial reporting at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 as of June 30, 2009 did not have a material effect on the Company’s future reported financial position or results of operations.
In April 2009, FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusions about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. Adoption of this FSP SFAS 157-4 as of June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”). FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an- other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of these standards is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued”. Management must perform its assessment for both interim and annual financial reporting periods and disclose the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company has included this disclosure in this filing (see note 2).
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material effect on the Company’s future reported financial position or results of operations.
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60 (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in SFAS 163, issued by enterprises included within the scope of FASB Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of FAS 163 is not expected to have a material effect on the Company’s future reported financial position or results of operations. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $159,452 and $5,632 respectively at June 30, 2009 and September 30, 2008. We recorded bad debt expense of $12,034 for the quarter ended June 30, 2009.
Advanced Agent Commissions
For our Insurance Marketing division, the allowance for doubtful recoveries is determined based primarily upon estimates of the future commissions expected to be earned by the insurance agents to whom advances are outstanding and, where applicable, the agents responsible for the management of those agents. The allowance for doubtful recoveries was $1,501,860 at June 30, 2009. If estimates of the future commissions to be earned are less than insurance agents’ outstanding balance, an allowance for doubtful recoveries is established. The Company recognized bad debt expense on advanced agent commissions of $70,000 during the quarter ended at June 30, 2009.
The allowance for doubtful recoveries reflects significant judgment regarding the estimates used in the determination of the allowance. Accordingly, subsequent actual results may differ from the assumptions and estimates incorporated into the analysis at June 30, 2009.
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
Our revenue recognition varies based on source.
Wholesale and Retail Plans — membership fees are paid to the Company on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term.
Insurance Marketing — revenue reflects commissions and fees reported to us by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until such time as the underlying contract is reported to the division as terminated. Revenue also includes interest income earned on commissions advanced to the division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates eighteen months. Deferred revenue is reported net of related policy acquisition costs, principally lead and marketing credits, which are capitalized and amortized over the same weighted average life, to the extent such deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed, or insurance commissions collected, and are recognized as incurred on a monthly basis until such time as the underlying program member or insurance policy is terminated.
The Insurance Marketing division advances agent commissions, up to nine months, for certain insurance programs. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, the division seeks to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. The division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.
Restricted Short-Term Investments
Restricted short term investments represent investments with original maturities of one year or less pledged to obtain bonds for regulatory licenses and processing and collection arrangements for credit card and automated clearing house payments.
Investment in LLC
In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company follows the cost method for all investments in non controlled entities. The cost method requires the investment to be recorded at cost plus any related guaranteed debt or other contingency. Any earnings are recorded in the period received.
NOTE 4 — MERGERS AND ACQUISITIONS
On April 1, 2009, the Company completed its acquisition of Access Plans USA, Inc., (“Access Plans”). Access Plans markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services such as medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks.
The Company issued 6,800,578 shares of its common stock in exchange for the outstanding common stock of Access Plans USA.
The allocation of the acquisition cost between assets acquired, liabilities assumed and intangibles has been performed and recorded using estimates based on the best information available at the time of allocation. For example, a significant estimate relates to the collectability of advanced agency commissions and therefore the allocation presented herein may change during the allocation period as more precise information becomes available. The allocation period is defined by SFAS 141 as a period not to exceed one year from the consummation of a business combination. The following table presents the initial allocation of the acquisition costs to the fair values of the assets acquired and the liabilities assumed:

Current assets	$9,086,216
Property and equipment	289,000
Other assets	1,345,254
Intangible assets	3,000,000
Goodwill	1,664,631

Total assets acquired	15,385,101

Current liabilities assumed	9,887,746
Long-term liabilities assumed	728,855

Total liabilities assumed	10,616,601

Net assets acquired	$4,768,500

The following un-audited pro forma consolidated results of operations have been prepared as if the acquisition of Access Plans USA, Inc. had occurred on October 1, 2008.

Nine Months
Ended June 30,
Statement of Operations Data:

Total revenue	$24,428,743
Operating income	(1,219,335)
Net income	(1,164,697)
Diluted earnings per share	$(0.07)
Weighted average number of diluted common shares outstanding	16,533,690

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company does not amortize goodwill. Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. The Company has recorded $3,000,000 for intangible assets and $1,664,631 for goodwill in connection with the acquisition consummated on April 1, 2009.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
The Company accounts for acquisitions of businesses in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates. Customer lists and other intangible assets acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists.
Intangible assets acquired in the acquisition of Access Plans were valued at $3,000,000 consisting of the following:

	Value	Estimated Life
In-force books of business	$1,200,000	5 Years
Agency relationships	$1,500,000	8 Years
Proprietary programs	$300,000	8 Years
Amortization of intangible assets related to Access Plans totaled $105,300 for the three months ended June 30, 2009.
Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of that list. Amortization of customer lists totaled $375,003 and $375,003, respectively, for the nine months ended June 30, 2009 and 2008.
The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Asset (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment at least annually at fiscal year end. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. The Company has recorded $3,000,000 for intangible assets and $1,664,631 for goodwill in connection with the acquisition consummated on April 1, 2009.
NOTE 6 — SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the nine months ended June 30, 2009 and 2008 are as follows:

	2009	2008

Cash paid for interest to related parties	$48,694	$39,730
Cash paid for income taxes	$1,375,673	$1,088,923

Non cash transactions are as follows:
Issuance of stock options to consultants	$13,000	$18,470
Acquisition of Access Plans, net of cash received	$(346,344)	—

NOTE 7 — NOTES PAYABLE TO RELATED PARTIES
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
Principal and interest payments made on these notes (net of discount) were $1,738,764 and $1,775,859, respectively, for the nine months ended June 30, 2009 and 2008. Principal payments due on these notes for the Company’s 2009 and 2010 fiscal years are as follows:

	Principal	Discount	Net
Fiscal Year Ended September 30,	Payments	Applied	Amount Due
2009 (remaining payments)	$720,545	$32,203	$688,342
2010	$1,013,910	$82,329	$931,581
NOTE 8 — OTHER LONG TERM DEBT
During March 2008, Access Plans USA, Inc. obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty corporation. The current CFG loan matures March 2011, and the principal is repayable in equal monthly installments. The interest rate, which is variable, together with the origination fee amortization charge, was currently 10% at June 30, 2009, the minimum rate provided by the loan agreement. The loan may be prepaid without penalty. Collateral provided to CFG includes rights, only in the event of a default, to certain Insurance Marketing commissions from insurance carriers.

Principal and interest payments made on this loan were $155,404 for the three months ended June 30, 2009. Principal payments due on this loan for the Company’s 2009, 2010 and 2011 fiscal years are as follows:

Principal
Fiscal Year Ended September 30,	Payments
2009 (remaining payments)	$131,542
2010	$561,051
2011	$302,744
NOTE 9 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions at June 30, 2009 consist of:

Advances funded by:
Insurance carriers	$6,202,812
Specialty lending corporation	995,337
Commercial bank	—
Self-funded	1,194,330

Sub-total	8,392,479
Allowance for doubtful recoveries	(1,501,860)

Advanced agent commissions, net	$6,890,619

The allowance for doubtful recoveries was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company recognized bad debt expense on advanced agent commissions of $70,000 for the nine months ended June 30, 2009.
NOTE 10 — INVESTMENT IN LLC
On December 30, 2008, the Company invested in an entity whose purpose is to invest in Oklahoma-based small business ventures or in Oklahoma-based rural small business ventures. Such investment is expected to generate tax credits that will be allocated to the Company and can be used to offset Oklahoma state income tax.
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
NOTE 11 — INCOME TAXES
Components of income tax expense for the nine months ended June 30, 2009 and 2008 are as follows:

	2009	2008
Current income tax expense
Federal	$1,218,319	$1,301,298
State	161,300	295,195

Total current income tax expense	1,379,619	1,596,493

Deferred income tax (benefit)
Federal	20,780	—
State	4,130	—
State Tax Credit	(200,000)	—

Total deferred income tax (benefit)	(175,000)	—

Net income tax expense	$1,204,619	$1,596,493

As discussed in Note 10, the Company invested in a rural economic development fund with the State of Oklahoma. Upon completion of the investment, the fund provides an immediately available Oklahoma state income tax credit of approximately $200,000 and this amount has been recorded as a deferred income tax credit for the nine months ended June 30, 2009.

NOTE 12 — CLAIMS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses they incur in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with its customer) it waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when their customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. It is our policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to our clients in the event our reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond Company’s client’s payment obligations following termination of the contractual arrangement or agreement with the Company’s client or the client’s customer. As of June 30, 2009 and September 30, 2008 we recorded an estimated incurred but not reported reimbursements obligation of $1,155,500 and $462,596, respectively.
NOTE 13 — FINANCIAL INSTRUMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) in order to establish a single definition of fair value and a framework for measuring fair value in accordance with generally accepted accounting principles GAAP that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements. SFAS 157 applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (“FSP”) FAS-157-2, Effective Date of FASB Statement No. 157 that delays by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination and non-financial assets recorded value for impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at June 30, 2009 and 2008 due to the relatively short-term nature of these instruments.
On October 1, 2008, the Company adopted the portion of SFAS No. 157, Fair Value Measurements (“SFAS 157”) that was not delayed by FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS 157 will be applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities
Level 3: Unobservable inputs
As of June 30, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.
NOTE 14 — LOAN COMMITMENT
In connection with the acquisition of Access Plans, (Note 4. Mergers and Acquisitions), we entered into a Loan Agreement on February 9, 2009. Under the Loan Agreement, Alliance agreed to loan Access Plans USA, Inc. up to $300,000. As a result of the merger acquisition of Access Plans USA, Inc. the outstanding debt became an inter-company item and accordingly was eliminated.

NOTE 15 — OTHER INCOME
The Company has recognized other income of $346,775 from a release of a liability related to a contract termination in April 2009.
NOTE 16 — SEGMENT REPORTING
Historically, the Company pursued similar marketing strategies for our Wholesale and Retail Plans’ Divisions and thus the divisions were managed at a corporate level rather than on a segment basis.
Effective with the acquisition of Access Plans USA, Inc. on April 1, 2009, the Company began pursuing distinct marketing strategies and developed separate management teams for each division. The Company’s operations now consist of the following segments; a) Wholesale Plans; b) Retail Plans; c) Insurance Marketing; and d) Corporate.
Reportable business segment information follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
Segment net revenues	2009	2008	2009	2008
Wholesale Plans	$5,021	$4,655	$14,707	$13,355
Retail Plans	4,479	1,864	8,723	5,357
Insurance Marketing	5,653	—	5,653	—
Eliminations	(1,193)	(1,153)	(3,569)	(3,290)

Total	$13,960	$5,366	$25,514	$15,422

	Three Months Ended June 30,		Nine Months Ended June 30,
Segment operating income	2009	2008	2009	2008
Wholesale Plans	$508	$1,100	$1,856	$3,036
Retail Plans	860	417	1,863	1,100
Insurance Marketing	114	—	114	—
Corporate	(225)	(223)	(697)	(686)

Total	$1,257	$1,294	$3,136	$3,450

	6/30	9/30
Segment Assets	2009	2008
Wholesale Plans	$5,762	$5,302
Retail Plans	8,490	5,222
Insurance Marketing	12,392	—
Corporate	—	—
Eliminations

Total	$26,644	$10,524

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a leading provider of consumer membership plans, healthcare savings membership plans and a leading marketer for individual major medical health insurance products. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents.
Our current operations are organized under three business divisions.
Wholesale Plans
Our Wholesale Plans’ agreements with our clients deliver customized membership marketing plans that leverage their brand name and customer relationship and typically their payment mechanism, and offer benefits that appeal to their customers. The value provided by our plans to our clients, includes increased customer attraction and retention, plus incremental fee income with no risk or capital cost. By implementing these plans repetitively, our management team is uniquely qualified to efficiently assist our clients in achieving their goals, while avoiding operational and marketing pitfalls.
Our plans are primarily offered at rent-to-own retail stores. Nationwide there are approximately 8,500 locations serving approximately 3.0 million households according to the Association of Progressive Rental Organizations. It is estimated that the two largest rent-to-own industry participants’ account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
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

We currently deliver membership plans to over 200 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At June 30, 2009, our wholesale plans were offered at approximately 5,000 locations. Of the locations at June 30, 2009, 2,900 locations were operated or franchised by Rent-A-Center under the brands “Rent-A-Center”, “Get It Now,” and “ColorTyme,” Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $2.9 million, (21% of total revenue) and $8.8 million, (35% of total revenue) during the three and nine months ended June 30, 2009, compared to $2.97 million, (54% of total revenue) and $8.6 million, (56% of total revenue) during the three and nine months ended June 30, 2008. Furthermore, our contracts with Rent-A-Center and other rent-to-own companies accounted for $5.0 million, (36% of total revenue) and $14.7 million, (58% of total revenue) during the three and nine months ended June 30, 2009, compared to $4.7 million, (65% of total revenue) and $13.4 million, (87% of total revenue) during the three and nine months ended June 30, 2008. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the rental and sale performances of those locations. Although our revenue from wholesale plans continues to grow, we expect this revenue source to decline as a percentage of total revenues as we diversify our revenue sources. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of any, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Retail Plans
Our Retail Plans’ offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $4.5 million, (32% of total revenue) and $8.7 million, (34% of total revenue) during the three and nine months ended June 30, 2009, compared to $1.9 million, (35% of total revenue) and $5.4 million, (35% of total revenue) during the three and nine months ended June 30, 2008.
In addition to our wholesale and retail offerings, certain clients may choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment, and we provide customer service. These offerings are designed to enhance our clients’ existing offering and improve their product value relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates. Our additional distribution channels also include network marketing representatives, independent agents and consumer direct sales call centers. We also market to internet portals and financial institutions.
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
Insurance Marketing
Our Insurance Marketing division offers and sells individual major medical health insurance products and related benefit plans, including specialty insurance products, primarily through a national network of independent agents. We support our agents with access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support.
We generate most of our revenue in this segment from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission and fee revenue represented 96% of our total revenue in this segment for the three months ended June 30, 2009. The remainder of our revenue is primarily attributable to interest earned on commissions advanced to our agents.

Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to the financial statements. Significant estimates include our claims liability (see Note 12 — Claims Liability of the financial statements above) and the discounted future cash flows used to evaluate our goodwill for impairment.
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
Intangible assets deemed acquired in connection with Access Plans, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets (See Note 5 — Goodwill and Intangible Assets of the financial statements above). Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization expense totaled $230,301 and $125,001, respectively for the quarters ended June 30, 2009 and 2008 and $480,303 and $375,003, respectively for the nine months ended June 30, 2009 and 2008.
We account for recorded goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill. Management evaluates goodwill for impairment at least annually on September 30 of each year, our fiscal year end. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. For the periods ended June 30, 2009 and 2008 we recognized no impairment related to our goodwill.
We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. For the periods ended June 30, 2009 and 2008 we recognized no impairment losses related to our intangible assets.
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
Income Taxes
We adopted SFAS No. 109, Accounting for Income Taxes that requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.
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

Revenue Recognition
We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectability is reasonably assured.
Our revenue recognition varies based on source.
Wholesale and Retail Plans— membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term.
Insurance Marketing — revenue reflects commissions and fees reported to us by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until such time as the underlying contract is reported to the division as terminated. Revenue also includes interest income earned on commissions advanced to the division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates eighteen months. Deferred revenue is reported net of related policy acquisition costs, principally lead and marketing credits, which are capitalized and amortized over the same weighted average life, to the extent such deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed or insurance commissions collected, and are recognized as incurred on a monthly basis until such time as the underlying program member or insurance policy is terminated.
The Insurance Marketing division advances agent commissions, up to nine months, for certain insurance programs. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, the division seeks to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.
Advanced agent commissions are reviewed and an allowance is provided for those balances where recovery is considered doubtful. This allowance requires judgment and is based primarily upon estimates of the recovery of future commissions expected to be earned by the agents with outstanding balances and, where applicable, the agents responsible for their management. Advances are written off when determined to be non-collectible.
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
Results of Operations
A summary of our results of operations for the three and nine months ended June 30, 2009 and 2008 is set forth below. The financial statements appearing elsewhere in this report provide additional related information. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements. The operating results for Access Plans acquired on April 1, 2009 are for the three months ended June 30, 2009.

The following table sets forth selected results of our operations for the three and nine months ended June 30, 2009 and 2008. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,			For the Nine Months Ended June 30,
(Dollars in thousands)	2009	2008	Change	2009	2008	Change
Net revenues	$13,960	$5,366	160%	$25,514	$15,422	65%
Direct costs	9,811	2,872	242%	16,785	8,296	102%
Operating expenses	2,892	1,200	141%	5,593	3,676	52%

Operating income	1,257	1,294	(3%)	3,136	3,450	(9%)
Net other income (expense)	303	(36)	*	217	41	*
Provision for income taxes	698	728	(4%)	1,380	1,596	(14%)
Deferred income taxes	—	—	—	(175)	—	*

Net income	$862	$530	63%	$2,148	$1,895	13%

*	Percent not meaningful
Discussion of Three Month Periods Ended June 30, 2009 and 2008
Net revenues increased $8.6 million, or 160% during the three months ended June 30, 2009 (“the 2009 3rd quarter”), compared with the three months ended June 30, 2008 (the “2008 3rd quarter”). The increase in net revenues was attributable to the following.
•	Growth in Wholesale Plans’ revenue of 8% attributable to existing growth for a major client and the addition of new rent to own locations;
•	An increase for Retail Plans’ revenue of 140% primarily attributable to the acquisition of the Retail Plans’ segment of Access Plans;
•	Insurance Marketing revenue of $5.7 million, our new segment from the acquisition of Access Plans.
Direct costs increased $6.9 million, or 242% during the 2009 3RD quarter compared with the 2008 3rd quarter. The increase in direct cost was attributable to the following.
•	Our Wholesale Plans division experienced an increase of 32% primarily related to our client’s waiver of rental payments and product service expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations, the administration duties include reimbursing the client for certain expenses they incur in the operation of the program. Those expenses are primarily related to the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase is primarily attributable to: a) changes in the economy; b) program changes; and c) enhanced reporting efforts at our client locations.
•	Growth in direct costs for our Retail Plans division was primarily attributable to the Retail Plans division from Access Plans;
•	Direct costs for our Insurance Marketing division were $4.7 million during the 2009 3rd quarter from Access Plans.
Marketing and sales expenses increased $0.3 million primarily attributable to the acquisition of Access Plans.
Depreciation and amortization expense increased 100% for the 2009 3rd quarter attributable to the amortization of intangible assets acquired by us from Access Plans.
General and administrative expenses increased $1.3 million during the 2009 3rd quarter compared with the third quarter of 2008. The increase was primarily attributable to the following.
•	Wholesale Plan’s expenses increased 15% primarily due to additional compensation for new employees, health insurance premium expense and additional travel expenses related to the Access Plans’ acquisition;
•	Retail Plan’s expenses increased 288% with the majority of the increase related to the acquisition of the Retail Plan division of Access Plans. Additional costs were also incurred for travel and legal expenses related to the Access Plans’ acquisition.
•	Insurance Marketing’s expenses were $.4 million for the 2009 3rd quarter from Access Plans.

Other income, net increased $0.2 million during the 2009 3rd quarter compared with the 2008 3rd quarter. The increase was primarily attributable to income earned from a non-recurring transaction during the 2009 3rd quarter. Interest expense incurred for promissory notes was $0.05 million for each of the three months ended June 30, 2009 and 2008.
Discussion of Nine Month Periods Ended June 30, 2009 and 2008
Net revenues increased $10.1 million, or 65% during the nine months ended June 30, 2009 (“the 2009 period”) compared with the same period in 2008 (“the 2008 period”). The increase in net revenues was due to the following.
•	Wholesale Plans of approximately $1.4 million attributable to new rent to own locations plus membership growth from existing locations.
•	Retail Plans of approximately $3.4 million consisting of $2.3 million related to the acquisition of the Retail Plans division of Access Plans. The remaining $1.1 million was attributable to 3 new contracts for our existing Retail Plans division.
•	Insurance Marketing at $5.7 million generated by Access Plans.
Direct costs increased $8.5 million, or 102% during the 2009 period compared with the 2008 period. The increase in direct cost was due to the following.
•	Our Wholesale Plans direct cost increased 29% primarily related to our client’s waiver of rental payments and product service expenses. The Company has entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations, the administration duties include reimbursing the client for certain expenses they incur in the operation of the program. Those expenses are primarily related to the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase is primarily attributable to: a) changes in the economy; b) program changes; and c) enhanced reporting efforts at our client locations.
•	Retail Plans’ direct costs increased 56% primarily attributable to the addition of Access Plans existing Retail Plan division.
•	Direct cost for Insurance Marketing was $4.7 million during the three months, April 1, 2009 thru June 30, 2009 from Access Plans.
Marketing and sales expenses increased $.2 million or 25% during the 2009 period compared with the 2008 period. The increase was due to the following.
•	A decrease in expense of $.1 million related to convention and commission expense for our Wholesale Plans segment;
•	Marketing and sales expenses for our Insurance Marketing segment was $.3 million from Access Plans
Depreciation and amortization expense increased $.1 million during the 2009 period compared with the 2008 period related to the amortization of intangible assets acquired from Access Plans.
General and administrative expenses increased $1.5 million or 66% during the 2009 period compared with the 2008 period. The increase was due to the following.
•	Wholesale Plan’s expenses increased 16% to $.9 million from additional compensation expense for new employees, an increase for our health insurance premiums and additional legal and travel expenses related to the acquisition of Access Plans.
•	Retail Plans’ expenses increased 112% to $1.9 million with the majority of the increase for the Retail Plans’ division of Access Plans. Additional costs were also incurred for travel and legal expenses related to the acquisition.
•	Insurance Marketing expenses were $.4 million for the three months ended June 30, 2009 from Access Plans.
Other income increased $.2 million for the 2009 period compared with the 2008 period. The increase was primarily attributable to income earned from a non-recurring transaction during the 2009 period of $.3 million. Interest expense incurred for promissory notes was $.2 million and $.1 million, respectively for the 2009 period and 2008 period. The increase in interest expense was attributable to the acquisition of Access Plans.
For the nine months ended June 30, 2009 we recorded an income tax provision of $1.2 million consisting of income tax expense of $1.4 million, offset by a deferred income tax benefit of $0.2 million related to a tax credit available to utilize in payment of Oklahoma income tax. We invested in a rural economic development fund with the State of Oklahoma that provides an immediately available state income tax credit of approximately $200,000. See Note 6 — Investment in LLC in the notes to financial statements appearing above.

Liquidity and Capital Resources
We had unrestricted cash of $4.4 million and $3.0 million at June 30, 2009 and September 30, 2008, respectively. Our working capital deficit was $.2 million at June 30, 2009 and $0.6 million at September 30, 2008. The improvement of $.4 million was due to the following:
•	Access Plans net deficit of $.5 million;
•	Other changes, exclusive of Access Plans, are as follows;
•	Cash and accounts receivable increased $.8 million as a result of new business;
•	Accounts payable decreased $.3 million due to a one-time non-recurring transaction;
•	Notes payable, short-term, to related parties decreased $.5 million;
•	Claims liability increased $.7 million due to the upward trend of our claims and product services expenses;
Our current liabilities include an estimated current portion of notes payable to related parties and other debt acquired from the acquisition. The amount of note obligations due to related parties will be adjusted in the event that our consolidated earnings before interest, income taxes, depreciation and amortization, determined in accordance with generally accepted accounting principles, for the fiscal year ending on September 30, 2009 (“Actual EBITDA”) exceeds $4,200,000 (the “Targeted EBITDA”). If the Targeted EBITDA level is not achieved, the principal amounts of these notes will be reduced by the aggregate amount equal to the percentage by which the Actual EBITDA for the fiscal year is less than the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized and payable over the remaining terms of the notes. Principal and interest payments made on these notes (net of discount) were $1,738,764 and $1,775,859, respectively for the nine months ended June 30, 2009 and 2008. Principal payments due on these notes for the next two fiscal years are as follows:

	Principal	Discount	Net
Fiscal Year Ended September 30,	Payments	Applied	Amount Due
2009 (remaining payments)	$720,545	$32,203	$688,342
2010	$1,013,910	$82,329	$931,581
Principal and interest payments made on other long term debt, acquired from Access Plans, was $155,404 for the three months ended June 30, 2009. Principal payments due on this loan for the next three fiscal years are as follows:

Principal
Fiscal Year Ended September 30,	Payments
2009 (remaining payments)	$131,542
2010	$561,051
2011	$302,744
Cash provided by operating activities was $2.9 million during the nine months ended June 30, 2009 compared to $2.6 million for the same period in 2008. The increase was primarily due to:
•	An increase in net income of $.2 million directly related to Access Plans;
•	An increase in other operating activities for the acquisition of Access Plans of $.2 million;
•	A long-term investment of $0.1 million creating an additional deferred tax credit of $.2 million; and
•	Other changes of $0.1 million
Cash provided and (used) by investing activities was $0.3 million and ($.1) million, respectively during the nine months ended June 30, 2009 and 2008. Net assets acquired from Access Plans were $4.8 million. On December 30, 2008 we invested $100,000 (and executed a non-recourse debt agreement in the principal amount of $768,704) in an entity whose purpose is to invest in Oklahoma-based small business ventures or in Oklahoma-based rural small business ventures. This investment is expected to generate tax credits of approximately $200,000 that may be used to offset Oklahoma state income tax.
Cash used by financing activities was $1.8 million during the nine months ended June 30, 2009 and 2008 attributable to notes to related parties and other long term debt associated with the acquisition.

We expect to meet our obligations as they become due through available cash and funds generated from our operations. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness obligations under the related-party promissory notes of approximately $1,734,000 plus interest of $8,469 as of June 30, 2009. Our payment obligations under the related-party promissory notes are based upon our achievement of Actual EBITDA from operations in excess of $4,200,000. Accordingly, our payment obligations under the related-party promissory notes are wholly contingent upon achievement of minimum operating results during the 12-month period ending March 31, 2010 and if not achieved, the amount of these payment obligations would be reduced. We also acquired other capital commitments of approximately $1,124,000 related to the Access Plans acquisition with principal capital commitments during the next 12 months of approximately $547,000 plus interest of $75,000.
The following table sets forth revenue, gross margin and operating income by segment.

	Three Months Ended June 30,			Nine Months Ended June 30,
($ in thousands)	2009	2008	% Change	2009	2008	% Change
Total Revenue — by segment
Wholesale Plans	$5,021	$4,655	8%	$14,707	$13,355	10%
Retail Plans (a)	4,479	1,864	140%	8,723	5,357	63%
Insurance Marketing	5,653	—	*	5,653	—	*
Corporate	—	—		—	—
Eliminations	(1,193)	(1,153)	*	(3,569)	(3,290)	*

Total	$13,960	$5,366	160%	$25,514	$15,422	65%

Gross margin — by segment
Wholesale Plans (a)	$919	$1,557	-41%	$3,244	$4,442	-27%
Retail Plans (a)	2,308	937	146%	4,562	2,683	70%
Insurance Marketing	922	—	*	922	—	*
Corporate	—	—		—	—

Total	$4,149	$2,494	66%	$8,728	$7,125	22%

Operating income — by segment
Wholesale Plans (a)	$508	$1,100	-54%	$1,856	$3,036	-39%
Retail Plans (a)	860	417	106%	1,863	1,100	69%
Insurance Marketing	114	—	*	114	—	*
Corporate	(225)	(223)	1%	(697)	(686)	2%

Total	$1,257	$1,294	-3%	$3,136	$3,450	-9%

*	Percent change not meaningful

(a)	Gross of eliminations

Wholesale Plans Division. The operating results for our Wholesale Plan Division are set forth below.

	Three Months Ended June 30,			Nine Months Ended June 30,
($ in thousands)	2009	2008	Change	2009	2008	Change
Results of Operations
Total revenue	$5,021	$4,655	8%	14,707	13,355	10%
Direct expenses (a)	4,102	3,105	32%	11,464	8,913	29%

Gross margin	919	1,550	-41%	3,243	4,442	-27%
Marketing and sales expenses	126	201	-37%	496	634	-22%
Depreciation and amrtization	10	11	-9%	31	30	3%
General and administrative expenses	275	238	15%	860	742	16%

Operating income	$508	$1,100	-54%	$1,856	$3,036	-39%

Percent of revenue
Total revenue	100%	100%		100%	100%
Direct expenses	82%	67%		78%	67%

Gross margin	18%	33%		22%	33%
Marketing and sales expenses	3%	4%		3%	5%
Depreciation and amrtization	0%	0%		0%	0%
General and administrative expenses	5%	5%		6%	6%

Operating income	10%	24%		13%	23%

(a)	Gross of eliminations

Retail Plans Division. The operating results for our Retail Plans Division are set forth below.

	Three Months Ended June 30,			Nine Months Ended June 30,
($ in thousands)	2009	2008	Change	2009	2008	Change
Results of Operations
Total revenue (a)	$4,479	$1,864	140%	8,723	5,357	63%
Direct expenses	2,171	927	136%	4,160	2,674	56%

Gross margin	2,308	937	144%	4,563	2,683	70%
Marketing and sales expenses	113	106	7%	338	300	13%
Depreciation and amrtization	192	127	51%	448	382	17%
General and administrative expenses	1,143	287	289%	1,914	901	112%

Operating income	$860	$417	106%	$1,863	$1,100	69%

Percent of revenue
Total revenue	100%	100%		100%	100%
Direct expenses	48%	49%		48%	50%

Gross margin	52%	51%		52%	50%
Marketing and sales expenses	3%	6%		4%	6%
Depreciation and amrtization	4%	7%		5%	7%
General and administrative expenses	26%	16%		22%	17%

Operating income	19%	22%		21%	21%

(a)	Gross of eliminations

Insurance Marketing Division. The operating results for our Insurance Marketing Division, acquired as part of Access Plans on April 1, 2009 are set forth below.

Three Months
Ended
($ in thousands)	June 30, 2009
Results of Operations
Total revenue	$5,653
Direct expenses	4,730

Gross margin	923
Marketing and sales expenses	335
Depreciation and amrtization	75
General and administrative expenses	399

Operating income	$114

Percent of revenue
Total revenue	100%
Direct expenses	84%

Gross margin	16%
Marketing and sales expenses	6%
Depreciation and amrtization	1%
General and administrative expenses	7%

Operating income	2%

Corporate. The operating results for our Corporate segment are set forth below.

	Three Months Ended June 30,			Nine Months Ended June 30,
($ in thousands)	2009	2008	Change	2009	2008	Change
Results of Operations
Total revenue (a)	$—	$—		—	—
Direct expenses	—	—		—	—

Gross margin	—	—		—	—
Marketing and sales expenses	—	—		—	—
Depreciation and amrtization	—	—		—	—
General and administrative expenses	225	223	1%	697	686	2%

Operating income	$(225)	$(223)	1%	$(697)	$(686)	2%

Eliminations — For informational purposes only.

	Three Months Ended June 30,			Nine Months Ended June 30,
($ in thousands)	2009	2008	Change	2009	2008	Change
Results of Operations
Total revenue (a)	$(1,193)	$(1,153)	*	(3,569)	(3,290)	*
Direct expenses	(1,193)	(1,153)	*	(3,569)	(3,290)	*

Gross margin	—	—		—	—
Marketing and sales expenses	—	—		—	—
Depreciation and amrtization	—	—		—	—
General and administrative expenses	—	—		—	—

Operating income	$—	$—		$—	$—

*	Percent not meaningful
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended June 30, 2009 we did not have any risks associated with market risk sensitive instruments or portfolio securities.
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
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. Management evaluated the changes in the Company’s internal control over financial reporting in the three months ended June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have been no other changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Except as provided below, since our 2008 Annual Report for the year ended September 30, 2008 on Form 10-K there have been no new material legal proceedings, and there have been no material developments in legal proceedings reported by us in the Form 10-K. The following legal proceedings all involve the subsidiaries of Access Plans USA, Inc. which was acquired by us in a merger on April 1, 2009.
William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176. was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third party payor such as an insurance company. We vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008. On October 30, 2008 The Harford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. The Hartford has since filed a declaratory judgment action against the Capella Group, Inc. asking the court to determine the respective rights of the parties.
Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a
Care Entrée; Civil Action File No: 4:09-cv-295 was filed on May 27, 2009 and remains pending in the United States District Court for the Northern District of Texas, Ft. Worth Division. The Plaintiff seeks a declaratory judgment asking the court to determine the respective rights of the parties related to insurance coverage relating to a civil action, Rivell v. Capella Group, Inc. which is described more fully above. We have filed an answer and counterclaim disputing the Plaintiff’s claims that the insurance policy does not provide coverage and asserting that we are entitled to damages for breach of contract. We vigorously contest Plaintiff’s assertion and intend to defend the case and pursue our counterclaim. If the plaintiffs ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation.
Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788.
The Zermeno plaintiffs are former members of the Care Entrée discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under Section 445 of the California Health and Safety Code. That Section governs medical referral services. The plaintiffs’ also sought relief under Section 17200 of the Business and Professions Code, California’s Unfair Competition Law.
On December 21, 2007, we received a verdict in our favor. The plaintiffs have appealed and both parties have filed briefs. A negative result in this case would have a material affect our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California.
We believe that we have complied with all applicable statues and regulations in the state of California. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

States General Life Insurance Company. In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas.). Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman andExecutive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. We, our subsidiaries, the estate of Mr. Nauert and Mr. Smith intend to exercise their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. We have been named as a defendant in this action as a successor-in-interest to ICM. In connection with the merger of our subsidiary Access Plans USA, Inc. with ICM, Mr. Nauert and the Peter W. Nauert Revocable Trust agreed to fully indemnify ICM and Access Plans against any losses resulting from this matter. If the plaintiffs ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation.
At June 30, 2009, we accrued $522,000, inclusive of defense costs, for the resolution of the above matters and other pending litigation matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.
ITEM 1A. RISK FACTORS
OUR RISK FACTORS
As a result of the merger with Access Plans USA, Inc. on April 1, 2009 and the resulting addition of new and different business models we have risk factors in addition to the risk factors reported in our 2008 Annual Report for the year ended September 30, 2008 on Form 10-K , as stated in this section. The matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not:
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
THIS REPORT CONTAINS CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION.
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
WE RELY ON OUR INSURANCE CARRIER PARTNERS TO ACCURATELY AND REGULARLY PREPARE COMMISSION REPORTS, AND IF THESE REPORTS ARE INACCURATE OR NOT SENT TO US IN A TIMELY MANNER, OUR RESULTS OF OPERATIONS COULD SUFFER.
Our Insurance Marketing Division generates revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through agents with which we have contracted. These revenues are in the form of first year and renewal commissions that vary by company and product. In calculating the amount of commission earned by us and in accounting for commission paid to us by insurance companies, we rely on data not under our control, including data provided to us by the insurance company and premium collection and payment service providers engaged by the insurance company to calculate and pay commissions. The data that we receive may fluctuate as the insurance company or its collection and payment service providers make adjustments to their reports of policies sold. We have implemented our own processes to evaluate the data that we receive to help confirm that it is consistent with the number and types of policies that we believe have been sold. However, it is difficult for us to independently determine whether carriers are reporting all commissions due to us, primarily because the majority of our members terminate their policies by discontinuing their premium payments to the carrier instead of informing us of the cancellation. Because we cannot always rely on the accuracy or timeliness of the data that we receive from the insurance company or its payment service providers, our financial reports are subject to adjustment and we may not collect and recognize revenue that we are entitled, both of which would harm our business, operating results and financial condition.
The same data from insurance carriers or their payment service providers is used to calculate the balances of advanced commissions owed by us to the insurance carrier or owed to us by agents. Because we cannot always rely on the accuracy or timeliness of the data that we receive from the insurance company or its payment service, our calculation of these balances may fluctuate and resulting adjustments may adversely affect our business, operating results and financial condition.
Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. This processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to agents, is dependent upon our timely receipt of complete and accurate information about such commissions from the insurance carriers whose policies we sell. Our failure to receive such commission information in a timely, complete and accurate fashion could adversely impact our ability to pay commissions in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner.
OUR REVENUES IN THE RETAIL PLANS DIVISION ARE LARGELY DEPENDENT ON THE INDEPENDENT MARKETING REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.
Part of our success and growth depends in part upon our ability to attract, retain and motivate the network of independent marketing representatives who principally market our USA Healthcare Savings and Care Entrée medical savings programs. Our independent marketing representatives typically offer and sell these programs on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our programs. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our programs and operations.
Under our network marketing system, the marketing representatives’ down line organizations are headed by a relatively small number of key representatives who are responsible for a substantial percentage of our total revenues. The loss of a significant number of marketing representatives, including any key representatives, for any reason, could adversely affect our revenues and operating results, and could impair our ability to attract new distributors.

A LARGE PART OF OUR RETAIL PLANS DIVISION REVENUES ARE DEPENDENT ON KEY RELATIONSHIPS WITH A FEW PRIVATE LABEL RESELLERS AND WE MAY BECOME MORE DEPENDENT ON SALES BY A FEW PRIVATE LABEL RESELLERS.
Our revenues from sales of our independent marketing representatives have declined and continue to decline. As a result, we have become more dependent on sales made by private label resellers to whom we sell our discount medical programs. If sales made by our independent marketing representatives continue to decline or if our efforts to increase sales through private label resellers succeed, we may become more dependent on sales made by our private label resellers. Because a large number of these sales may be made by a few resellers, our revenues and operating results may be adversely affected by the loss of our relationship with any of those private label resellers.
THE FAILURE OF OUR NETWORK MARKETING ORGANIZATION TO COMPLY WITH FEDERAL AND STATE REGULATION COULD RESULT IN ENFORCEMENT ACTION AND IMPOSITION OF PENALTIES, MODIFICATION OF OUR NETWORK MARKETING SYSTEM, AND NEGATIVE PUBLICITY.
Our network marketing organization is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. These regulations are generally directed at ensuring that product and service sales are ultimately made to consumers (as opposed to other marketing representatives) and that advancement within the network marketing organization is based on sales of products and services, rather than on investment in the company or other non-retail sales related criteria.
The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of:
•	the evolving interpretations of existing laws and regulations, and
•	the enactment of new laws and regulations pertaining in general to network marketing organizations and product and service distribution.
Accordingly, there is the risk that our network marketing system could be found to not comply with applicable laws and regulations that could:
•	result in enforcement action and imposition of penalty,
•	require modification of the marketing representative network system,
•	result in negative publicity, or
•	have a negative effect on distributor morale and loyalty.
Any of these consequences could have a material adverse effect on our results of operations as well as our financial condition.
THE LEGALITY OF OUR NETWORK MARKETING ORGANIZATION IS SUBJECT TO CHALLENGE BY OUR MARKETING REPRESENTATIVES, WHICH COULD RESULT IN SIGNIFICANT DEFENSE COSTS, SETTLEMENT PAYMENTS OR JUDGMENTS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Our network marketing organization is subject to legality challenge by our marketing representatives, both individually and as a class. Generally, these challenges would be based on claims that our marketing network program was operated as an illegal “pyramid scheme” in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. Proceedings resulting from these claims could result in significant defense costs, settlement payments, or judgments, and could have a material adverse effect on us.

ADVERTISING AND PROMOTIONAL ACTIVITIES OF OUR INDEPENDENT MARKETING REPRESENTATIVES AND PRIVATE-LABEL CUSTOMERS ARE SUBJECT TO AND MAY VIOLATE FEDERAL AND STATE REGULATION CAUSING US TO BE SUBJECT TO THE IMPOSITION OF CIVIL PENALTIES, FINES, INJUNCTIONS AND LOSS OF STATE LICENSES.
The Federal Trade Commission (“FTC”) and most states regulate advertising, product claims, and other consumer matters, including advertising of our healthcare savings products. All advertising, promotional and solicitation materials used by our independent marketing representatives and private label customers must be approved by us prior to use. While we have not been the target of FTC enforcement action for the advertising of, or product claims related to, our healthcare savings products, there can be no assurance that the FTC will not question our advertising or other operations in the future. In addition, there can be no assurance that a state will not interpret our product claims presumptively valid under federal law as illegal under that state’s regulations, or that future FTC regulations or decisions, will not restrict the permissible scope of the claimed savings. We are subject to the risk of claims by our independent marketing representatives and private label customers and those under private label arrangements may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations. A complaint because of a practice of one independent marketing representative or private label customer, whether or not that practice was authorized by us, could result in an order affecting some or all of our independent marketing representatives and private label customers in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our operations.
DISRUPTIONS IN OUR OPERATIONS DUE TO OUR RELIANCE ON OUR MANAGEMENT INFORMATION SYSTEM MAY OCCUR AND COULD ADVERSELY AFFECT OUR CLIENT RELATIONSHIPS.
We manage certain information related to our Retail Plans Division membership on an administrative proprietary information system. Because it is a proprietary system, we do not rely on any third party for its support and maintenance. There is no assurance that we will be able to continue operating without experiencing any disruptions in our operations or that our relationships with our members, marketing representatives or providers will not be adversely affected or that our internal controls will not be adversely affected.
THE RECORDED GOODWILL ASSOCIATED WITH OUR ACQUISITION OF ACCESS PLANS USA, INC. MAY BECOME IMPAIRED AND REQUIRE A SUBSTANTIAL WRITEDOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE.
In connection with our acquisition of Access Plans USA, Inc., we recorded goodwill that had a net aggregate asset value of $1,664,631 at April 1, 2009. In the event that the goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
WE MAY FIND IT DIFFICULT TO INTEGRATE ACCESS PLANS USA, INC.’S BUSINESSES AND OPERATIONS WITH OUR BUSINESS AND OPERATIONS.
Although we believe that Access Plans USA, Inc.’s marketing and distribution of discount medical and insurance products will complement and fit well with our business, Access Plans USA, Inc.’s insurance agency business is relatively new to us. Our unfamiliarity with this business may make it more difficult to integrate those operations with ours. We will not achieve the anticipated benefits of the merger-acquisition unless we successfully integrate Access Plans USA, Inc. operations. There can be no assurance that this will occur. Similarly, we believe that Access Plans USA, Inc.’s marketing and distribution of dental and vision network access and non-insurance medical discount programs will complement and fit well with our Retail Plans Division. We will not achieve the anticipated benefits of that acquisition unless we successfully integrate the Access Plans USA, Inc.’s operations. There can be no assurance that this will occur.
THE AVAILABILITY OF OUR INSURANCE PRODUCTS AND FINANCIAL SERVICES ARE DEPENDENT ON OUR STRATEGIC RELATIONSHIPS WITH VARIOUS INSURANCE COMPANIES AND THE UNAVAILABILITY OF THOSE PRODUCTS AND SERVICES FOR ANY REASON MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.
We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. We are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our channels.

Development and maintenance of relationships with the insurance companies may in part be based on professional relationships and the reputation of our management and marketing personnel. Consequently, the relationships with insurance companies may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships. Our success and growth depend in large part upon our ability to establish and maintain these strategic relationships, contractual or otherwise, with various insurance companies to provide their products and services, including those insurance products and financial services that may be developed in the future. The loss or termination of these strategic relationships could adversely affect our revenues and operating results. Furthermore, the loss or termination may also impair our ability to maintain and attract new insurance agencies and their agents to distribute the insurance products and services that we offer.
WE ARE DEPENDENT UPON INDEPENDENT INSURANCE AGENCIES AND THEIR AGENTS TO OFFER AND SELL OUR INSURANCE PRODUCTS AND FINANCIAL SERVICES.
We are principally dependent upon independent insurance agencies and their agents to offer and sell the insurance products and financial services that we offer and distribute. These insurance agencies and their agents may offer and distribute insurance products and financial services that are competitive with ours. These independent agencies and their agents may give higher priority and greater incentives (financial or otherwise) to other insurance products or financial services, reducing their efforts devoted to marketing and distribution of the insurance products and financial services that we offer. Also, our ability to attract and retain independent insurance agencies could be negatively affected by adverse publicity relating to our products and services or our operations.
We are dependent on a small number of independent insurance agencies for a very significant percentage of our total insurance products and financial services revenue. Development and maintenance of the relationships with independent insurance agencies and their agents may in part be based on professional relationships and the reputation of our management and marketing personnel. Consequently, these relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships. The loss of a significant number of the independent insurance agencies (and their agents), as well as the loss of a key agency or its agents, for any reason, could adversely affect our revenue and operating results, or could impair our ability to establish new relationships or continue strategic relationships with independent insurance agencies and their agents.
WE FACE INTENSE COMPETITION IN THE MARKETPLACE FOR OUR PRODUCTS AND SERVICES AS WELL AS COMPETITION FOR INSURANCE AGENCIES AND THEIR AGENTS FOR THE MARKETING OF THE PRODUCTS AND SERVICES OFFERED.
Instead of utilizing captive or wholly-owned insurance agencies for the offer and sale of our products and services, we utilize independent insurance agencies and their agents as the principal marketing and distribution channel. Competition for independent insurance agencies and their agents is intense. Also, competition from products and services similar to or directly in competition with the products and services that we offer is intense, including those products and services offered and sold through the same channels utilized for distribution of our insurance products and financial services. Under arrangements with the independent insurance agencies, the agencies and their agents may offer and sell a variety of insurance products and financial services, including those that compete with the insurance products and financial services that we offer.
Thus, our business operations compete in two channels of competition. First, we compete based upon the insurance products and financial services offered. This competition includes products and services of insurance companies that compete with the products and services of the insurance companies that we offer and sell. Second, we compete with all types of marketing and distribution companies throughout the U.S. for independent insurance agencies and their agents. Many of our competitors have substantially larger bases of insurance companies providing products and services, and longer-term established relationships with independent insurance agencies and agents for the sale and distribution of products and services, as well as greater financial and other resources.
There is no assurance that our competitors will not provide insurance products and financial services comparable or superior to those products and services that we offer at lower costs or prices, greater sales incentives (financial or otherwise) or adapt more quickly to evolving insurance industry trends or changing industry requirements. Increased competition may result in reduced margins on product sales and services, less than anticipated sales or reduced sales, and loss of market share, any of which could materially adversely affect our business and results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS.
There are no items to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
There are no items to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the nine months ended June 30, 2009.
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

Alliance HealthCard, Inc.
August 14, 2009	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

August 14, 2009	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)