Form 10-K/A
period 2008-09-30
ALLIANCE HEALTHCARD INC
filed 2009-08-21
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer and other members of our management are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008.  Management concluded that our internal control over financial reporting was effective as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and that those internal controls are documented and fairly stated, in all material respects, based on those criteria. Management concluded that there were no deficiencies in any material respect in our internal controls and procedures over financial reporting as of September 30, 2008.

Prior to completion of management’s assessment, management’s inability to issue its assessment report was viewed as a significant deficiency in our internal controls and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008 to be materially ineffective. However, we have continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following completion of management’s assessment and the issuance of its report.

Management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

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

Alliance HealthCard, Inc.
August 21, 2009	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

August 21, 2009	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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