Form 10-Q/A
period 2009-03-31
ALLIANCE HEALTHCARD INC
filed 2009-08-21
CIK 1087216

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

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. Management evaluated the changes in the Company’s internal control over financial reporting in the three months ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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