Form 10-K/A
period 2008-09-30
ALLIANCE HEALTHCARD INC
filed 2009-09-28
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008. Prior to September 30, 2008, management failed to complete its assessment and documentation of the design and operation of our internal controls and procedures based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and thus conclude that our internal controls were sufficiently documented and fairly stated, in all material respects, based on those criteria. As a result, our Chief Executive Officer and Chief Financial Officer were unable to report on the assessment and evaluation of our internal controls over financial reporting and, accordingly, and they concluded that our disclosure controls and procedures over financial reporting was materially ineffective as of September 30, 2008.

On August 12, 2009, management completed its assessment and documentation of the design and operation of our internal controls and procedures for financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Additionally, our Chief Executive Officer and Chief Financial Officer issued their assessment report and concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of September 30, 2008 and were documented and fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Prior to completion of management’s assessment on August 12, 2009, the inability of our management, including our Chief Executive Officer and Chief Financial Officer, to issue management’s assessment report of our internal controls over financial reporting as of September 30, 2008 was viewed as a significant deficiency in our internal controls and procedures, and caused the design and operation of those disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) to be materially ineffective. Furthermore, we have continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following completion of management’s assessment and the issuance of the assessment report of our Chief Executive Officer and Chief Financial Officer.

Our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

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