Form 10-Q/A
period 2008-12-31
ALLIANCE HEALTHCARD INC
filed 2009-09-28
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 3)

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008. Because we did not complete our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting as of September 30, 2008 until August 12, 2009, our management was unable to issue its report on the effectiveness of our internal controls at December 31, 2008. This has resulted in a significant deficiency in our internal controls and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008 to be ineffective.

Furthermore, because we failed to include management’s report within our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, that report was materially deficient and we are therefore not timely in our reporting obligations under the Exchange Act. Prior to the completion of our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting on August 12, 2009, we are not positioned to know whether we need to implement corrective controls and procedures; therefore, our internal controls and procedures over financial reporting were ineffective on December 31, 2008. During the three months ended December 31, 2008, we continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following the enactment of Sarbanes-Oxley Act of 2002.

On August 12, 2009 we completed all required testing of our accounting system and internal controls over financial reporting and implemented and were not required to make corrective requirements and our management, including our Chief Executive Officer and Chief Financial Officer, issue management’s report in accordance with the requirements of Section 404 of Sarbanes-Oxley and Regulation S-X.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Management, including our Chief Executive Officer and Chief Financial Officer, completed its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 on August.12, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Until completion of that assessment, a significant deficiency in our internal controls over financial reporting existed and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008 to be ineffective. This deficiency was considered to be a material weakness in our internal controls over the financial reporting process in accordance with Auditing Standard No. 5 because we did not exhibit appropriate oversight to ensure that timely documentation and testing of internal controls over the financial reporting process was completed as required by Section 404 of the Sarbanes Oxley Act of 2002 and Regulation S-X. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

Notwithstanding the above, management believes and our Chief Executive Officer and Chief Financial Officer concluded that the consolidated financial statements included in this report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

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