Form 10-Q/A
period 2009-03-31
ALLIANCE HEALTHCARD INC
filed 2009-09-28
CIK 1087216

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

ITEM 4 and 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Furthermore, because we failed to include management’s report within our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, that report was materially deficient and we are therefore not timely in our reporting obligations under the Exchange Act. Prior to the completion of our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting on August 12, 2009, we are not positioned to know whether we need to implement corrective controls and procedures; therefore, our internal controls and procedures over financial reporting were ineffective on March 31, 2009. During the three months ended March 31, 2009, we continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following the enactment of Sarbanes-Oxley Act of 2002.

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