Form 10-K/A
period 2008-09-30
ALLIANCE HEALTHCARD INC
filed 2009-10-14
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

Alliance HealthCard, Inc.
October 14, 2009	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

October 14, 2009	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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