Form 10-Q/A
period 2009-06-30
ALLIANCE HEALTHCARD INC
filed 2009-10-15
CIK 1087216

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

Explanatory Note

Alliance HealthCard, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, initially filed with the Securities and Exchange Commission on August 14, 2009.

The following sections of this Form 10-Q/A have been amended:

•	Item 4 & 4T – Controls and Procedures – was revised to modify the disclosure regarding the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

•	Dates for the signature and exhibit pages have been revised.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009. Because we did not complete our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting as of September 30, 2008 until August 12, 2009, our management was unable to issue its report on the effectiveness of our internal controls at June 30, 2009. This has resulted in a significant deficiency in our internal controls and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30,, 2009 to be ineffective.

Furthermore, because we failed to include management’s report within our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, that report was materially deficient and we are therefore not timely in our reporting obligations under the Exchange Act. Prior to the completion of our assessment of the reliability and effectiveness of our internal controls and procedures over financial reporting on August 12, 2009, we are not positioned to know whether we need to implement corrective controls and procedures; therefore, our internal controls and procedures over financial reporting were ineffective on June 30, 2009. During the three months ended June 30, 2009, we continued to utilize the same accounting system and internal controls over financial reporting that we utilized before and following the enactment of Sarbanes-Oxley Act of 2002.

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

Management, including our Chief Executive Officer and Chief Financial Officer, completed its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 on August.12, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Until completion of that assessment, a significant deficiency in our internal controls over financial reporting existed and caused the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009 to be ineffective. This deficiency was considered to be a material weakness in our internal controls over the financial reporting process in accordance with Auditing Standard No. 5 because we did not exhibit appropriate oversight to ensure that timely documentation and testing of internal controls over the financial reporting process was completed as required by Section 404 of the Sarbanes Oxley Act of 2002 and Regulation S-X. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

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

Alliance HealthCard, Inc.
October 15, 2009	By:	/s/ Danny Wright
Chief Executive Officer
(Principal Executive Officer)

October 15, 2009	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)