Form 10-K
period 2009-09-30
ALLIANCE HEALTHCARD INC
filed 2009-12-29
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant, computed using the last sale price, or the average bid and asked price of such common equity as reported for the registrant’s common stock on December 23, 2009 was $8,473,981.
As of December 15, 2009, 19,777,304 shares of the registrant’s common stock, .001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE None

ALLIANCE HEALTHCARD, INC.
FORM 10-K

ITEM 1.	BUSINESS.
We are a leading provider of consumer membership plans, healthcare savings membership plans and a leading marketer for individual major medical health insurance products. For our membership plan products, through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our clients’ customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents. Our recently adopted vision statement is “Valued Benefits for Every Family”.
Our current operations are organized under three operating divisions.
Wholesale Plans
Our Wholesale Plans Division provides our clients, primarily rent-to-own and retail stores, customized membership marketing plans that leverage their brand name and customer relationships and typically their payment mechanism, plus offer benefits that appeal to their customers. These plans provide the consumer savings on medical services, discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans.
The value provided by our plans to our clients, includes increased customer attraction and retention, plus incremental fee income with limited risk or capital cost. By implementing these plans repetitively, our management team is uniquely qualified to efficiently assist our clients in achieving their goals, while avoiding operational and marketing pitfalls.
Retail Plans
Our Retail Plans’ offerings primarily include healthcare savings plans and association memberships that provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug, vision and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits.
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
INDUSTRY OVERVIEW
Wholesale Plans
Our Wholesale Plans division’s products are primarily offered and distributed at rent-to-own and retail stores pursuant to contractual arrangements. All of these rent-to-own retail stores are owned by rent-to-own industry participants who are unrelated and independent of us. Nationwide there are approximately 8,500 locations serving approximately 3.2 million households according to the Association of Progressive Rental Organizations (“APRO”). It is estimated that the two largest rent-to-own industry participants’ account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and that trend is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.

The rent-to-own industry serves a highly diverse customer base. According to APRO, approximately 73% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. APRO also estimates that 95% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including:
•	the ability to obtain merchandise they otherwise could not; the low payments;

•	the lack of a credit check;

•	the convenience and flexibility of the transaction;

•	the quality of the merchandise;

•	the quality of the maintenance, delivery, and other services;

•	the friendliness and flexibility of the store employees; and

•	the lack of any problems or hassles.
Healthcare Industry
Our Retail Plans and Insurance Marketing divisions offer healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and uninsured.
The uninsured. It is estimated that 15.4% of all people in America, or 46.3 million individuals, were without health insurance coverage in 2008, an increase of 600,000 people compared to 2007. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2008 Report” issued September 2009]. Among the uninsured are 8.2% of people with annual income over $75,000. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2008 Report” issued September 2009].
The percentage of people working full-time without health insurance in 2008 was 17.2%, an increase from 17.0% in 2007. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2008 Report” issued September 2009]. Nationally, healthcare expenditures totaled $2.56 trillion in 2009, up from $1.35 trillion in 2000. [Source: U.S. Centers for Medicare and Medicaid Services]. Costs of healthcare (in doctors’ offices and hospitals) for self paying uninsured patients are often far higher than the amount an insured and his or her insurance company would pay for the same healthcare services. The growing number of uninsured people has special needs for accessing affordable healthcare.
The insured and underinsured. In 2008, 58.5% of the U.S. population participated in employer-sponsored medical insurance plans, showing a gradual year-by-year decrease from 59.3% in 2007. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2008 Report” issued September 2009] In addition, data from the Kaiser Family Foundation show that employers are requiring employees to contribute more in cost-sharing (premiums, deductibles and/or co-payments) for their health insurance. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2009 Annual Survey”]. Between 2007 and 2008, premiums for employer-sponsored health insurance rose 5.0%, a rate that exceeds the 2008 inflation rate of 3.8% and the 2008 increase in national average wage index of 2.3%, and the overall average premiums for family coverage have increased 131% over the last 10 years. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2009 Annual Survey”]. These increases are, in turn, hitting employees of small employers particularly hard because to keep premiums affordable, the benefit packages generally include higher cost-sharing levels through higher deductibles and copayments than packages offered by large employers. [America’s Health Insurance Plans Center for Policy and Research Report, March 2009]. Therefore, higher costs are not only being felt by the employers, but also by their employees. The average monthly contribution by workers for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $65 and $293, respectively, in 2009. The average cost of family coverage is now $13,375 per year, including worker contributions of $3,515. Not surprisingly, employers are looking for alternatives. Sixty percent of employers offer health benefits in 2009, compared to 63% reported for 2008. The cost of health insurance remains the main reason cited by firms for not offering health benefits. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2009 Annual Survey”].
Over-utilization, increasing regulation and legislation. Over-utilization of the healthcare system is one of the factors contributing to the increasing cost trends. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-payments, that average $20 to $30 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves ultimately as having to pay the full costs of the medical services received.

A number of insurers have discontinued offering their insurance products in certain states due to state regulations that no longer provide for a viable operating environment. As a result of these health coverage cancellations, those formerly insured individuals and families are required to pay more for their insurance coverage, cannot obtain any coverage because of pre-existing conditions or simply remain uninsured for healthcare.
In addition, recently enacted federal legislation provides for tax favorable Health Savings Accounts (“HSAs”). Individuals with high deductible health insurance coverage can deduct contributions to their HSA from their reported income for tax purposes. In 2009, the qualifying health insurance must have a deductible of at least $1,150 for individuals and $2,300 for families and the maximum amount that can be contributed is $3,000 for individuals and $5,950 for families. Amounts contributed to the HSAs can be used for certain uninsured medical expenses, but generally cannot be used to pay for the health insurance premium. Individuals can establish HSAs without regard to their income and amounts contributed to the HSAs do not have to be used within a certain time period. Since the higher deductible health insurance policies generally provide lower premium amounts, there is an increasing market for specialty plans that supplement or fill deductible or other gaps in coverage for millions of Americans.
Self-employed and small businesses. In 2009, 59% of employers with between 3 and 199 workers provided health insurance, down from 68% nine years earlier. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2009 Annual Survey”]. Small firms with fewer than 500 employees represent 99.9 percent of the 29.6 million U.S. businesses in 2008. [Source: U.S. Census Bureau, Statistics of U.S. Businesses]. In addition, small businesses have accounted for 64% of net new jobs annually over the last 15 years. [Source: Small Business Administration Office of Advocacy, September 2009]. Individuals working for such small business usually do not have access to group health insurance at affordable rates. As the number of uninsured individuals increases, the market for our non-insurance healthcare savings programs and economically priced small group insurance products increases.
Senior population. The age 65 and over segment of the U.S. population is expected to grow from 39 million this year comprising 12% of the population to 89 million by 2050, comprising 21% of the total population. [Source: U.S. Census Bureau, 2009]. While the federal Medicare program covers a portion of healthcare expenses for senior Americans, the gaps in coverage provide a significant market for supplemental plans.
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
On February 28, 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiary, Benefit Marketing Solutions, LLC (“BMS”). BMS is one of the largest membership plan providers to dealers in the rental purchase industry market space. While we continue to market our health oriented programs, this merger-acquisition has greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans.
BMS was formed in February 2002 and is a national membership program benefit organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 4,800 rent-to-own retail store locations in the U.S. and Canada.
As part of the merger-acquisition of BMS Holding Company, Inc., we also acquired BMS Insurance Agency, LLC (“BMS Agency”) that was formed in January 2005. BMS Agency is licensed to offer life, accident and health, and property and casualty insurance.
On April 1, 2009, we completed our acquisition of Access Plans USA, Inc., (“Access Plans USA”). Access Plans USA markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services including medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks.

BUSINESS OVERVIEW
We are a leading provider of consumer membership plans, healthcare savings membership plans and a leading marketer for individual major medical health insurance products. In partnership with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our clients’ customers. Our major medical health insurance products are offered and sold through a national network of independent agents.
Our current operations are organized under three business divisions.
Wholesale Plans
Our Wholesale Plans Division provides our clients customized membership marketing plans that leverage their brand name, customer relationships and typically their payment mechanism, plus offer benefits that appeal to their customers. The value provided by our plans to our clients, includes increased customer attraction and retention, plus incremental fee income with limited risk or capital cost. By implementing these plans repetitively, our management team is uniquely qualified to efficiently assist our clients in achieving their goals, while avoiding operational and marketing pitfalls.
This division currently delivers membership plans to over 210 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At September 30, 2009, our wholesale plans were offered at approximately 4,800 locations. Of the locations at September 30, 2009, 2,850 locations were Rent-A-Center company owned locations operated under their brand. Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $11.6 million, (30% of total revenue) during the fiscal year ended September 30, 2009, compared to $11.6 million, (55% of total revenue) during the fiscal year ended September 30, 2008. Total revenue for our Wholesale Plans’ division accounted for $19.5 million, (50% of total revenue) and $18.1 million, (86% of total revenue) during the fiscal years ended September 30, 2009 and September 30, 2008, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the selling efforts at those locations. Although our revenue from wholesale plans continues to grow, we expect this revenue source to decline as a percentage of total revenues as we diversify our revenue sources. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, the loss of these contractual arrangements, especially with Rent-A-Center would have a significant adverse impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Retail Plans
Our Retail Plans’ offerings include healthcare savings plans and association memberships that provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $12.8 million, (33% of total revenue) and $7.3 million, (35% of total revenue) during the fiscal years ended September 30, 2009 and 2008, respectively.
This division is comprised of the membership business of Alliance Healthcard, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). Capella and PME are subsidiaries of Access Plans USA which we acquired on April 1, 2009. PME also owns and manages proprietary networks of dental and vision providers that provide services at negotiated rates to certain members of our plans and other plans that have contracted with us for access to our networks.
Through our healthcare savings plans, we believe customers save an average of 35% on their medical costs and between 10% and 50% on services through other discount medical providers. These discounts for services that do not require the use of a medical PPO are more difficult to track because our members pay a discounted rate at point of service.

Operationally, this division utilizes two platforms: the “Affinity” system that is operated under a third party license to PME and the “Alliance” system that is a proprietary system we developed. These systems are utilized primarily for the following functions:
•	Maintaining member eligibility

•	Generate periodic reporting to contracted third party networks and other vendors

•	Paying commissions

•	Maintaining a database of providers and provider locator services

•	Drafting member accounts and tracking cash receipts
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
Insurance Marketing
Our Insurance Marketing division offers and sells individual major medical health insurance products and related benefit plans, including specialty insurance products, primarily through a national network of independent agents. America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 5,800 independent agents. The primary insurance carriers that we represent include: Golden Rule Insurance Company, World Insurance Company, American Community Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — provides agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.

•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies.

•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests.

•	Agent advances — with most of the major medical products we represent, agents are entitled to from 3 to 9 months of advance commissions either funded by AHCP or our insurance carrier partner. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.

•	Home office support — this includes agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.

Our strategy for the Insurance Marketing division is to:
•	continue working with insurance carriers in the development of proprietary products for our agents to represent;

•	expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and

•	enhance our e-agent platforms in order to better serve our existing agents and improve attraction to new agents to sell plans we represent.
We generate most of our revenue in this segment from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Our revenue attributable to commission and fee revenue was approximately $11.1 million and represented 97% of our total revenue in this segment for the fiscal year ended September 30, 2009. The remainder of our revenue is primarily attributable to interest earned on commissions advanced to our agents.
Operating results of the Insurance Marketing division are only for the six months ended September 30, 2009 following completion of our acquisition of Access Plans USA on April 1, 2009.
BUSINESS STRATEGY
Our focus is providing national membership program benefits to organizations that include, but are not limited to, rental-purchase companies, financial institutions, retail merchants, and consumer finance companies nationwide. For our major medical health insurance products, we offer and sell these products through a national network of independent agents. The strategy is to succeed in the marketplace by:
•	expanding and improving relationships with our membership plans provider vendors and insurance carrier partners;

•	maintaining and enhancing customer and agent satisfaction by providing high quality telephone and web support;

•	continually enhancing existing programs and developing innovative solutions and products for our clients and agents; and

•	assisting the market to understand how our offerings are different and superior.
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
Maintain and Enhance Customer Satisfaction
Our belief is that providing high-quality customer service to our customers, clients, agents and members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. All new member service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to questions. In addition, we continue to work closely with our clients’ customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by us.

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
SERVICES
We provide consumer membership plans, healthcare savings membership plans and are a leading marketer for individual major medical health insurance products. Our benefit categories include: Discount Medical, Food and Entertainment, Insurance, Automotive Discounts, Dealer Add-In Benefits and Miscellaneous Benefits.

Discount Medical	Insurance
Physician Network Access	Major Medical/Individual Health Insurance
Dental Network Access	Life insurance and Annuity
Vision Care & Eyewear Network Access	Accidental Death & Dismemberment
Pharmacy Network Discounts	Involuntary Unemployment
Mail Order Pharmacy Discounts	Leased Property Insurance
Chiropractor Network Access	Dental Insurance
Hearing Aid Discounts	Limited Medical Insurance
Vitamins & Nutritional Supplements

Automotive Discounts	Dealer Add-In Benefits
Discounted Roadside Assistance	Lease Cancellation Benefits
Automotive Service Provider Savings	Account Reinstatement
Customer Trip Routing	Points Program for On Time Payments
Car Theft Reward
Rental Car Savings

Food and Entertainment	Miscellaneous Benefits
Grocery Coupon Savings	Kid Secure
Restaurant Savings	Discounted Legal Services
Theme Park Discounts	Savings at Choice Hotels
Movie Theater Discounts	Savings at 1-800Flowers.com
Product Service Plans
CUSTOMERS
Our Wholesale Plans division currently delivers membership plans to over 210 companies, including rental purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. Our Retail Plans are offered at over 7,000 retail locations. Our Insurance Marketing division currently sells the products of approximately 15 major insurance carriers.
Revenue attributable to two contracts in our Wholesale Plans and Insurance Marketing divisions totaled $16,929,289 or 43% of total revenue for the fiscal year ended September 30, 2009.
Revenue attributable to one contract in our Wholesale Plans’ division totaled $11,557,715 or 55% of total revenue for the fiscal year ended September 30, 2008.

EMPLOYEES
As of September 30, 2009, we had 85 full-time employees in the following departments:

Number of
Department	Employees
Customer Services and Client Support	48
Sales and Marketing	13
Executive and Administration	8
Finance and Accounting	11
Information Services	5
COMPETITION
Wholesale and Retail Plans Divisions
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
Insurance Marketing Division
We compete in the highly competitive individual health insurance industry. The major medical products and services of the insurance companies that we offer compete with large national, regional and specialty health insurers, including Assurant, and various Blue Cross/Blue Shield companies. In addition, we and our insurance products compete with other companies and their insurance products among insurance agencies and their agents for the offering and sale of insurance products and financial services.
Many of our competitors in the insurance marketing industry have substantially greater financial resources, broader product lines, or greater experience than we do. We compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents, and the quality and level of services provided to the independent insurance agencies and their agents.
We face additional competition due to a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare insurance services. In addition, because our products and services are marketed through independent agents, most of which represent and offer insurance products of multiple insurance companies, we compete for the marketing focus of each independent agent.
The environment within which we operate is intensely competitive and subject to rapid change. To maintain or increase our market share position, we must continually enhance our product offerings, introduce new product features and enhancements, and expand our client service capabilities. We currently compete principally on the basis of the specialized nature of our products and services.
GOVERNMENT REGULATION
We offer benefits including insurance products, extended service, discount medical and other discount programs through association-based membership programs that are sold by our clients as add-ons to the client’s core business. We also sell our discount medical program as a stand-alone program directly to the public and through marketers. Through our subsidiary AHCP and its agents we offer insurance directly to the public and through association based programs. We also offer extended service contracts that we obtain from a licensed extended service company on a stand- alone basis through retail outlets.
Our association based programs are offered through several different associations. For some of our Wholesale and Retail Division plans we administer claims for of our association-based insurance and service programs through our subsidiary, BMS Agency, an Oklahoma licensed insurance agency. Those association based programs are offered through an Oklahoma association in accordance with the laws of Oklahoma. In addition, BMS is a licensed third-party administrator. For other programs, including association based programs offered through AHCP, our subsidiaries are not involved in the administration of the claims.

The laws and regulations and their interpretation relating to our insurance, service and discount medical business are subject to uncertainty and change. There is no assurance that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted. We are subject to the risk of challenges to the legality of selling insurance or other regulated products through our association based marketing program, including claims that our programs do not comply with a particular state’s laws regarding the offering and licensing for a regulated product or administration of claims. We are subject to the risk that our discount programs will be determined to be regulated by the discount buying club laws or physician referral laws. In addition, the use of the internet in the marketing and distribution of our services is relatively new and presents issues. These issue include the limitations on an insurance regulator’s jurisdiction and whether Internet service providers, gateways or cybermalls are engaged in the solicitation or sale of insurance policies or otherwise transacting business requiring licensure under the laws of one or more states
Discount Medical Regulations
There are approximately 33 states that now have licensing laws and regulations for discount medical provider organizations (hereinafter referred to as “DMPO”). The regulations differ materially among states and are subject to amendment and reinterpretation by the agencies charged with their enforcement. Some states require a license to operate as a DMPO. We have three subsidiaries that operate as DMPOs. Alliance HealthCard of Florida, Inc. is registered or licensed, or has applications for licensing pending or in process in all states where required. Our other DMPOs are registered or licensed in all states where they are conducting business and licensing is required. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in that state. In addition, California views our discount medical plans as managed healthcare and its Department of Managed Health Care has taken the position that we must seek and eventually obtain a license under the Knox-Keene Act. Protective Marketing Enterprises, Inc., consistent with a previous settlement with the California Department of Managed Health Care, is in the process of obtaining a license under the Knox-Keene Act. Compliance with these regulations on a state-by-state basis has been expensive and cumbersome.
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
Insurance Regulations
Government regulation of insurance is a changing area of law and varies from state to state. Our insurance agency, our agents and the insurance companies from which we obtain our products and financial services are subject to various federal and state regulations applicable to their operations. These insurance companies and we must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.

•	Similar to the insurance companies providing products and services offered by us, we are unable to accurately predict additional government regulations, including health care reform currently pending at the federal level, that may be enacted affecting the insurance industry and the offered products and service or how existing or future regulations might be interpreted.

•	Additional governmental regulation or future interpretation of existing regulations may decrease the amount of commissions we can earn, eliminate some of the products we offer, increase the cost of compliance or materially affect the insurance products and services offered by us and our profitability.

•	We must rely on the insurance companies that provide the insurance products and financial services offered by us to carefully monitor state and federal legislative and regulatory activity as it affects their insurance products and services. We believe that the insurance products and financial services that we offer comply in all material respects with all applicable federal and state regulations.

•	Among the benefits afforded to the members of our association are varying forms of insurance. Our ability to offer insurance products that we are authorized to distribute to this association for inclusion in its benefit packages may be affected by governmental regulation or future interpretation of existing regulations that may increase the cost of regulatory compliance or affect the nature and scope of products that we may make available to such associations.

•	We are currently offering extended service contracts that we obtain from a service contract provider in three states through a retailer of electronics and appliances. Those three states regulate extended service contracts under the state insurance code. These laws generally regulate the disclosures, service contract provisions and require us to obtain insurance coverage for the cost of service. We contract with a third party vendor that provides the insurance and the customer contracts.
Healthcare Regulation and Reform
Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels that may affect aspects of the nation’s health care system some of which may decrease the amount of commissions we can earn, may eliminate some of the products we offer, increase the cost of compliance or adversely affect the insurance products and services offered by us and our profitability.
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

E-Commerce Regulation
We may be subject to additional federal and state statutes and regulations in connection with our product strategy that includes Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to internet based commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution and quality of products, and services. To the extent that our products and services would be subject to these laws and regulations, the sale of our products and our business could be adversely affected.
Network Marketing Regulation
Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. Our network marketing organization and activities are subject to scrutiny by various state and federal governmental regulatory agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. The compensation structure of these selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new legislation and regulations pertaining to this type of product distribution. As of the date of this report, we are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.
We seek legal advice, regarding the structure and operation of our network marketing to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements.
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
Privacy Laws
Certain of our services are based upon the collection, distribution and protection of sensitive private data. Our contracts with certain clients require our protection of certain confidential information and compliance with certain provisions of privacy laws including the Gramm-Leach-Bliley Act. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and the breach could violate certain of our client agreements. We have incurred, and may continue to incur, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to government fines or sanctions, legal claims from clients or customers under that govern the security non-public personal information. There is no assurance that we would prevail in the event of such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases that may adversely affect both our ability to market our services and the credibility of our information.

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
A SIGNIFICANT PORTION OF OUR REVENUE IS DEPENDENT ON TWO CLIENTS.
Revenue attributable to two clients in our Wholesale Plans and Insurance Marketing divisions totaled $16,929,289 or 43% of total revenue for the fiscal year ended September 30, 2009.
For the fiscal year ended September 30, 2008, revenue attributable to a client in our Wholesale Plans division totaled $11,557,715 or 55% of total revenue. Although we have long-term contract, loss of either client would have a significant adverse affect on our revenues, profitability and our ability to negotiate discounts with vendors.
A PORTION OF OUR EXPENSES ARE DEPENDENT ON FACTORS THAT WE DO NOT CONTROL.
Some of our expenses, especially those related to unemployment waiver and extended service, are dependent on factors that we do not control such as the national unemployment rate or changes in product design or reliability. As a consequence, those factors may adversely change causing us to incur additional expenses that we may not be able to manage or reduce. Any negative change in our expenses could reduce our profitability and we may not be able to pass those costs on to our clients or customers without losing business.

WE DEPEND ON VARIOUS THIRD-PARTY VENDORS TO SUPPLY CERTAIN PRODUCTS AND SERVICES THAT WE MARKET.
We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on favorable terms. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we were required to use an alternative insurance carrier, it may materially increase the time required to bring alternative or substitute insurance related product to market. We are generally obligated to continue providing our products and services to our customers even if we lose the vendor providing the products or services. A disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors may not be accomplished in a timely manner and may be with more expensive third-party vendors resulting in increased costs and reduced profitability.
WE FACE COMPETITION FOR CLIENTS TO MARKET OUR PROGRAMS AS WELL AS COMPETITIVE OFFERINGS OF BENEFIT PROGRAMS.
There is significant competition for agents, clients and members in our industries. We offer programs that provide products and services similar to or directly in competition with products and services offered by our competitors as well as the providers of such products and services through other channels of distribution.
We provide no assurance that our competitors will not provide products or benefit programs comparable or superior to our products and programs at lower membership prices or adapt more quickly to evolving industry trends or changing industry requirements. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could adversely affect our business, financial condition and results of operations. There is no assurance that we will be able to compete effectively with current and future competitors.
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
GOVERNMENT REGULATION AND RELATED PRIVATE PARTY LITIGATION MAY ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIMIT OUR OPERATIONS.
In recent years, several states have enacted laws and regulations that govern discount medical program organizations (DMPOs). The laws vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner by which discount medical programs are sold, the price at which they are sold, and the DMPO licenses or registrations. We hold these licenses or have applications pending in every jurisdiction where such a license or registration is required to be held and where the respective DMPO conducts business. Because a significant number of states have not enacted laws governing discount medical programs we cannot predict whether those states will enact such laws and if they do, we do not know the full extent of how they will affect our business. We do not know whether we will be able to maintain all necessary licenses. Our need to comply with these regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material adverse effect on our financial position.

Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in healthcare policy could significantly affect our business. Legislation is pending in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies. Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business in the future. The legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system may decrease the amount of commissions we can earn, eliminate some of the products we can offer, increase the cost of compliance or materially affect the insurance products and services offered by us and our profitability.
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
We market memberships in associations that have been formed to provide various consumer benefits to their members. These associations may include in their benefit packages unemployment waivers, extended service and insurance products that are issued under group or blanket policies covering the association’s members. Most states insurance laws allow these memberships that contain insurance products to be sold under certain circumstances without a licensed insurance agent making each sale. If a state were to determine that our sales of these memberships do not comply with their regulations, our ability to continue selling such memberships would be affected and we might be subject to fines and penalties and may have to issue refunds or provide restitution to the associations and their members.
The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various government authorities and related private litigation. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosures of these arrangements to the insured. Various state departments of insurance may also adopt new regulations addressing these matters. While it is not possible to predict the outcome of the government inquiries and investigations into the insurance industry’s commission payment practices or the response by the market and government regulators, any material decrease in our profit-sharing contingent commissions is likely to have an adverse effect on our results from operations.
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
OUR FAILURE TO COMPLY WITH FEDERAL AND STATE REGULATION COULD RESULT IN ENFORCEMENT ACTION AND IMPOSITION OF PENALTIES, MODIFICATION OF OUR OPERATIONS, AND NEGATIVE PUBLICITY.
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
THE RECORDED GOODWILL RESULTING FROM OUR ACQUISITION OF ACCESS PLANS USA AND OUR MERGER OF BMS HOLDING COMPANY MAY BECOME IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE THAT MAY BE SUBSTANTIAL.
In connection with our acquisition of Access Plans USA, we recorded goodwill that had a net aggregate asset value of $1,664,631 at September 30, 2009. In connection with our merger of BMS Holding Company in 2007, we recorded goodwill of $2,291,945, modified for our decrease in Notes Payable of $213,000 for the year ended September 30, 2008. See Note 5. — Notes Payable to Related Parties in the accompanying financial statements appearing elsewhere in this report. In connection with our purchase of Foresight in 2005, we recorded goodwill that had an aggregate asset value of $455,000 at September 30, 2009. In the event that the goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock. .
OUR FAILURE TO PROTECT PRIVATE DATA COULD SUBJECT US TO PENALTIES, DAMAGE OUR REPUTATION, CAUSE US TO BE IN BREACH OF CONTRACTS AND CAUSE US TO EXPEND CAPITAL AND OTHER RESOURCES TO PROTECT AGAINST FUTURE SECURITY BREACHES.
Certain of our services are based upon the collection, distribution and protection of sensitive private data. Our contracts with certain clients place a duty on us to protect certain confidential information and to comply with certain provisions of privacy laws including the Gramm-Leach-Bliley Act. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our client agreements. We have incurred, and will continue to incur, significant costs to protect against a security breach. We may also incur significant costs to alleviate problems that may be caused by a security breach. Any breach or perceived breach could subject us to government fines or sanctions, legal claims from clients or customers under that govern the security non-public personal information. There is no assurance that we would prevail in litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases that would adversely affect both our ability to market our services and the credibility of our information.

WE RELY ON OUR INSURANCE CARRIER PARTNERS AND THIRD PARTIES TO ACCURATELY AND REGULARLY PREPARE COMMISSION REPORTS, AND IF THESE REPORTS ARE INACCURATE OR NOT SENT TO US IN A TIMELY MANNER, OUR RESULTS OF OPERATIONS COULD SUFFER.
Our Insurance Marketing Division generates revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through agents with whom we have contracted. These revenues are in the form of first year and renewal commissions that vary by company and product. In calculating the amount of commission earned by us and in accounting for commission paid to us by insurance companies, we rely on data not under our control, including data provided to us by the insurance company and premium collection and payment service providers engaged by the insurance company to calculate and pay commissions. The data that we receive may fluctuate as the insurance company or its collection and payment service providers make adjustments to their reports of policies sold. We have implemented our own processes to evaluate the data that we receive to help confirm that it is consistent with the number and types of policies that we believe have been sold. However, it is difficult for us to independently determine whether carriers are reporting all commissions due to us, primarily because the majority of our members terminate their policies by discontinuing their premium payments to the carrier instead of informing us of the cancellation. Because we cannot always rely on the accuracy or timeliness of the data that we receive from the insurance company or its payment service providers, our financial reports are subject to adjustment and we may not collect and recognize revenue that we are entitled, both of which may adversely affect our business, operating results and financial condition.
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
Additionally, some information is processed for us by outside third party service bureaus or administrators. Some of those third party service bureaus or administrators have not had their controls evaluated by independent registered accountants and they have not received SAS 70 reports on their controls. We have performed limited reviews of their controls and have preliminarily determined that they have insufficient information technology general controls.
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
WE MAY FIND IT DIFFICULT TO INTEGRATE ACCESS PLANS USA BUSINESSES AND OPERATIONS WITH OUR BUSINESS AND OPERATIONS.
Although we believe that Access Plans USA marketing and distribution of discount medical and insurance products will complement and fit well with our business, Access Plans USA insurance agency business is relatively new to us. Our unfamiliarity with this business may make it more difficult to integrate those operations with ours. We will not achieve the anticipated benefits of the merger-acquisition unless we successfully integrate Access Plans USA operations. There can be no assurance that this will occur. Similarly, we believe that Access Plans USA marketing and distribution of dental and vision network access and non-insurance medical discount programs will complement and fit well with our Retail Plans Division. We will not achieve the anticipated benefits of that acquisition unless we successfully integrate the Access Plans USA operations. There can be no assurance that this will occur.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
We do not have any unresolved and outstanding comments of the Staff of the U.S. Securities and Exchange Commission.

ITEM 2.	PROPERTIES.
We lease the space for our corporate offices and Wholesale Plans division in Norman, Oklahoma under a lease that expires September 30, 2010. The total space consists of approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors, President and Chief Operating Officer. This lease was executed on May 1, 2005, amended on August 1, 2006 and May 1, 2008, and amended effective September 30, 2009. The lease expires on September 30, 2010. In the event we are required to move from our current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which our office space is currently occupied and the rental rate may be substantially greater.
Our office space in Norcross, Georgia, was formerly used for our Retail Plans operations which were relocated to Irving, Texas on October 1, 2009. Our Georgia lease expired on October 31, 2009.
Our Retail Plans and Insurance Marketing divisions lease office space in Irving, Texas under a lease agreement with an unaffiliated third party that expires November 15, 2011. The total space consists of approximately 17,612 square feet. We lease an additional 2,471 square feet for storage and 4,941 square feet for a call center from the same unaffiliated third party under a separate lease that expires November 30, 2011.

We believe that our current office space facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.
The following legal proceedings involve the subsidiaries of Access Plans USA which we acquired on April 1, 2009.
William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176 was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third party payor such as an insurance company. We vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008. On October 30, 2008 The Harford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. The Hartford has since filed a declaratory judgment action against the Capella Group, Inc. asking the court to determine the respective rights of the parties. In August of 2009 the District Court denied Plaintiffs’ Amended Motion for Class Certification. In September of 2009 Plaintiffs filed their Motion for Reconsideration of Order Denying Amended Motion for Class Certification, asking the District Court to certify a smaller class.
Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a Care Entrée; Civil Action File No: 4:09-cv-295 was filed on May 27, 2009 and remains pending in the United States District Court for the Northern District of Texas, Ft. Worth Division. The Plaintiff seeks a declaratory judgment asking the court to determine the respective rights of the parties related to insurance coverage relating to a civil action, Rivell v. Capella Group, Inc. which is described more fully above. We have filed an answer and counterclaim and a motion for summary judgment disputing the Plaintiff’s claims that the insurance policy does not provide coverage and asserting that we are entitled to damages for breach of contract. Plaintiff has filed a motion for summary judgment as well. We vigorously contest Plaintiff’s assertion and intend to defend the case and pursue our counterclaim. If the plaintiffs ultimately prevail in the case, the judgment could have a material adverse affect on our financial condition and our results of operation.
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
On December 21, 2007, we received a favorable verdict. The plaintiffs have appealed and the parties have filed briefs. A third party has filed an amicus brief and oral arguments were heard by the Court on November 23, 2009. An adverse outcome in this case would have a material affect our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California.
We believe that we have complied with all California statues and regulations. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

States General Life Insurance Company. In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas.). Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. We, our subsidiaries, the estate of Mr. Nauert and Mr. Smith have exercised their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. We were named as a defendant in this action as a successor-in-interest to ICM.
On October 27, 2009, we finalized an agreement with the Peter W. Nauert Revocable Trust in which we paid $500,000 as part of a transaction that settled the litigation with States General Life Insurance Company (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas) and by which, as part of and a condition of the settlement, we repurchased 1,856,401 shares of our stock from the Peter W. Nauert Revocable Trust. Alliance HealthCard and all of its subsidiaries involved have received full releases in this action and the matter has been dismissed. The repurchase amount paid for the shares was included in the $500,000 settlement payment.
On December 14, 2005, Bankers Fidelity Life Insurance Company filed a demand for arbitration to determine their and our relative rights arising out of the Prescription Drug Card and our Multi-Service Benefits Agreement. The dispute involves a determination of our responsibilities, as well as certain other contract rights between us and Bankers Fidelity Life Insurance. In September 2008 we entered into a Mutual Release, Settlement Agreement and Agreement Not to Sue with Bankers Fidelity Life Insurance Company for a full settlement and release of all claims in exchange our $100,000 settlement payment. We reduced accrued liabilities by $100,000 for the year ended September 30, 2008, to reflect this settlement payment.
At September 30, 2009, we accrued $370,000, inclusive of defense costs, for the resolution of the above matters and other pending litigation matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We notified our shareholders of record of October 13, 2009 that shareholders owning 11,521,168 shares of our common stock representing 53.2% of our outstanding Common Stock on October 13, 2009 will execute a written consent in lieu of an annual meeting, effective December 4, 2009 approving:
1.	The election of five members to our Board of Directors, to hold office until their successors are duly elected and qualified at the annual meeting of our shareholders to be held in 2010 or until the earlier of their death, resignation, or removal;

2.	Approval of the Agreement and Plan of Merger (which is attached to the accompanying Information Statement as Appendix A) providing for our reincorporation in Oklahoma by merging with and into one of our wholly-owned subsidiaries, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of our wholly-owned subsidiaries, re-organization into a holding company structure, and effectively changing our corporate name to “Access Plans, Inc.” (the “Reincorporation Merger”);

3.	Approval of the Alliance HealthCard, Inc. 2009 Equity Compensation Plan; and

4.	The ratification of Eide Bailly LLP as our independent registered public accounting firm.

On December 4, 2009, the shareholders owning 11,521,168 shares executed a written consent approving the above referenced four items.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common is quoted on the OTC Bulletin Board under the symbol “ALHC”. As of December 17, 2009, there were 361 holders of record of our common stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of our common stock as reported on the OTC Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2009:
First Quarter ended December 31, 2008	$1.05	$0.30
Second Quarter ended March 31, 2009	$0.95	$0.55
Third Quarter ended June 30, 2009	$0.89	$0.36
Fourth Quarter ended September 30, 2009	$1.00	$0.40
Year Ended September 30, 2008:
First Quarter ended December 31, 2007	$1.90	$1.55
Second Quarter ended March 31, 2008	$1.70	$0.80
Third Quarter ended June 30, 2008	$1.25	$0.75
Fourth Quarter ended September 30, 2008	$1.35	$0.60
DIVIDEND POLICY
We have never paid cash dividends or made other cash distributions to common stock shareholders, and do not expect to declare or pay any cash dividends in the foreseeable future.
For financial reporting purposes, distributions made to BMS shareholders prior to the merger were treated as dividends or distributions for financial reporting purposes. In connection with the 2007 merger with BMS, the Company issued the former shareholders promissory notes totaling $7,147,000 which bore interest at 1% per annum. After discounting the notes to adjust for the effect of the below-market interest rates, the notes were recorded on the Company’s financial statements at $6,666,417. The note principal on these notes was reduced by $213,000 as of September 30, 2008 related to the settlement of the Caribbean American Property Insurance Company (“CAPIC”). See Note 4 — Mergers and Acquisitions to the financial statements appearing elsewhere in this report. The issuance of these notes, net of discounts was treated as a dividend distribution to the BMS shareholders. During the year ended September 30, 2009 and 2008, the Company made principal and interest payments on these notes totaling $2,315,461 and $2,358,265, respectively.
We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of its business. Payments of dividends in the future will depend upon growth, profitability, financial condition and other factors that our Board of Directors may deem relevant.
REPURCHASE OF COMMON STOCK SHARES
On October 27, 2009, Alliance HealthCard, Inc. finalized an agreement with the Peter W. Nauert Revocable Trust in which we paid $500,000 as part of a transaction that settled the litigation with States General Life Insurance Company and by which, as part of and a condition of the settlement, we repurchased 1,856,401 shares of our stock from the Peter W. Nauert Revocable Trust. The repurchase amount paid for the shares was included in the $500,000 settlement payment. — See Item 3. Legal Proceedings

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth as of September 30, 2009, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 2009 Stock Option Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.
On October 13, 2009, our board of directors approved and adopted the Alliance HealthCard, Inc. 2009 Equity Compensation Plan. The 2009 Plan became effective on December 7, 2009.
The 2000 Stock Option Plan was terminated on December 7, 2009.

Number of
	Securities to be		Number of securities
	issued upon exercise	Weighted-average	remaining available
	of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders:
2009 Stock Option Plan	—	—	—

Equity compensation plans not approved by security holders:
2000 Stock Option Plan	1,601,787	$1.61	948,213

Total	1,601,787		948,213

ITEM 6.	SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and as such, are not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Since formation in 1998 we have been a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of healthcare, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. In February 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiaries, Benefit Marketing Solutions, L.L.C. (BMS) and BMS Insurance Agency, L.L.C., (“BMS Agency”). In connection with the acquisition of BMS Holding Company, the merger was accounted for as a reverse merger-acquisition with Alliance HealthCard as the legal acquirer and BMS Holding Company as the accounting acquirer. Under this accounting treatment, the historical operations of BMS Holding Company and its subsidiaries, BMS and BMS Agency, became ours and our former operations and assets and liabilities were deemed purchased by BMS Holding Company. Additional intangible assets and goodwill totaling $4,791,945 were recorded on the financial statements as of the merger date reflecting the fair market value of Alliance HealthCard, Inc. in excess of its identifiable net tangible assets as of the date of the merger. While we continue to market our health oriented programs, the merger-acquisition has greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and product service plans. We sell our membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants.
BMS was formed in February 2002 and designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations on a nation-wide basis. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 4,800 locations in the U.S. and Canada.

On April 1, 2009, we completed our acquisition of Access Plans USA. Access Plans USA markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services such as medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks. We issued 6,800,578 shares of our common stock in exchange for the outstanding common stock of Access Plans USA. The aggregate purchase price of Access Plans USA was determined to be $4,768,500 based on the fair market value of the 6,800,578 shares determined on November 13, 2008, the date of the acquisition agreement.
Wholesale Plans
Our Wholesale Plans Division provides our clients with customized membership marketing plans that leverage their brand names, customer relationships and typically their payment mechanism, plus offer benefits that appeal to their customers. The value provided by our plans to our clients, includes increased customer attraction and retention, plus incremental fee income with limited risk or capital cost.
Our plans are primarily offered at rent-to-own retail stores. Nationwide there are approximately 8,500 locations serving approximately 3.2 million households according to the Association of Progressive Rental Organizations. It is estimated that the two largest rent-to-own industry participants, account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
The rent-to-own industry serves a highly diverse customer base. According to the APRO, approximately 73% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. APRO also estimates that 95% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not; the low payments; the lack of a credit check; the convenience and flexibility of the transaction; the quality of the merchandise; the quality of the maintenance, delivery, and other services; the friendliness and flexibility of the store employees; and the lack of any problems or hassles.”
We currently deliver membership plans to over 210 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At September 30, 2009, our wholesale plans were offered at approximately 4,000 locations. Of the locations at September 30, 2009, 2,850 locations were Rent-A-Center owned locations operated under their brand. Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $11.6 million, (30% of total revenue) during the fiscal year ended September 30, 2009, compared to $11.6 million, (55% of total revenue) during the fiscal year ended September 30, 2008. Revenue attributable to our Wholesale Plans Division accounted for $19.5 million, (50% of total revenue) during the fiscal year ended September 30, 2009 and $18.1 million, (86% of total revenue) during the fiscal year ended September 30, 2008. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the sales efforts of those locations. Although our revenue from wholesale plans continues to grow, we expect this revenue source to decline as a percentage of total revenues as we diversify our revenue sources. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of either, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Retail Plans
Our Retail Plans Division offerings include healthcare savings plans and association memberships that provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $12.8 million, (33% of total revenue) and $7.3 million, (35% of total revenue) during the fiscal year ended September 30, 2009 and 2008, respectively.

This division is comprised of the membership business of Alliance Healthcard, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). Capella and PME are subsidiaries of Access Plans USA which was acquired on April 1, 2009. PME also owns and manages proprietary networks of dental and vision providers the provide services at negotiated rates to certain members of our plans and other plans that have contracted with us for access to our networks.
Through our healthcare savings plans, we believe customers save an average of 35% on their medical costs and between 10% and 50% on services through other discount medical providers. These discounts for services that do not require the use of a medical PPO are more difficult to track because our members pay a discounted rate at point of service.
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
America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 5,800 independent agents. The primary insurance carriers that we represent include: Golden Rule Insurance Company, World Insurance Company, American Community Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — provides agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.
•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies
•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests
•	Agent advances — with most of the major medical products we represent, agents are entitled to from 3 to 9 months of advance commissions either funded by AHCP or our insurance carrier partner. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.
•	Home office support — this includes agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.

Our strategy for the Insurance Marketing division is to:
•	Continue working with insurance carriers in the development of proprietary products for our agents to represent;
•	Expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and
•	Enhance our e-agent platforms in order to better serve our existing agents and improve attraction to new agents to sell plans we represent.
Operating results for the Insurance Marketing Division are only for the six months ended September 30, 2009 following completion of our acquisition of Access Plans on April 1, 2009.
The revenue of our Insurance Marketing operating segment is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Our revenue attributable to commission and fee revenue was approximately $11.1 million and represented 97% of our total revenue in this segment. The remainder of our revenue is primarily attributable to interest earned on commissions advanced to our agents. Growth for our commission revenue is based on continued recruitment efforts of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. We estimate that as of September 30, 2009 we had approximately 24,000 policies in force compared to an estimated 22,000 policies in force at April 1, 2009.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to the financial statements. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts and notes receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.
Goodwill and Intangible Assets
Goodwill from acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. GAAP specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Intangible assets deemed acquired in connection with Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets (See Note 4 — Mergers and Acquisitions) of the financial statements appearing elsewhere in this report. Amortization expense totaled $232,500 for the six months ended September 30, 2009.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization expense totaled $500,000 during the fiscal year ended September 30, 2009 and $500,000 during the fiscal year ended September 30, 2008.

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:
•	a significant decrease in the market value of an asset;
•	a significant adverse change in the extent or manner in which an asset is used; or
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset
We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2009 and 2008, we determined that the recorded value of our goodwill and other intangibles were not impaired.
Stock Based Compensation
We measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service or vesting period.
Income Taxes
We use a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.
Beginning with the adoption of FASB ASC Topic740, Income Taxes, as of October 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Revenue Recognition
We recognize revenue when four basic criteria are met:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.
Our revenue recognition varies based on source. Wholesale and Retail Plans- membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Our wholesale and private label partners bill their customers for the membership fees and periodically remit our portion of the fees to us. For our retail members that are typically billed directly, the billed amount is almost entirely collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.

Insurance Marketing — revenue reflects commissions and fees reported to us by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until the underlying contract is reported to the division as terminated. Our commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes interest income earned on commissions advanced to the division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances are subject to repayment back to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates 18 months. Deferred revenue is reported net of related policy acquisition costs, principally lead and marketing credits, which are capitalized and amortized over the same weighted average life, to the extent such deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed or insurance commissions collected, and are recognized as incurred on a monthly basis until such time as the underlying program member or insurance policy is terminated.
The Insurance Marketing division advances agent commissions, up to nine months, for certain insurance programs. The advance commissions to our agents are funded partly by the insurance carriers we represent and partly by us. These commissions advanced to agents are reflected on our balance sheet as advanced agent commissions. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, the division seeks to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.
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
We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy, that requires four basic criteria be met before revenue can be recognized:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and,
•	collectability is reasonably assured.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which was subsequently incorporated into Accounting Standards Codification TM (“ASC”) Topic 805, Business Combinations, significantly changing how entities apply the acquisition method to business combinations. The most significant changes affecting how entities account for business combinations under ASC Topic 805 include: (a) the acquisition date is the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree are stated at fair value on the acquisition date; (c) assets or liabilities arising from non-contractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which was subsequently incorporated into ASC Topic 420, Exit or Disposal Cost Obligations, are expensed as incurred; (f) transaction costs are expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, ASC Topic 805 requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, non-controlling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll-forward. ASC Topic 805 is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of ASC Topic 805 apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption of ASC Topic 805 did not have a material impact on the Company’s financial condition, results of operations or the disclosures that are presented in its consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was subsequently incorporated into ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 affirms that the definition of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC Topic 820 also amended existing accounting guidance to expand certain disclosure requirements. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. The adoption of the provisions of ASC Topic 820 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operation.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was subsequently incorporated into ASC Topic 320, Investments — Debt and Equity Securities. This ASC Topic (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The provisions of ASC Topic 320 are effective for interim and annual periods ending after June 15, 2009 and are applied prospectively. The adoption of the provisions of ASC Topic 320 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.
In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were subsequently incorporated into ASC Topic 825, Financial Instruments. This ASC Topic amends the existing guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825. ASC Topic 825 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The adoption of the provisions of ASC Topic 825 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was subsequently incorporated into ASC Topic 855, Subsequent Events. ASC Topic 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles, or GAAP, making management directly responsible for subsequent-events accounting and disclosure. ASC Topic 855 sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of ASC Topic 855 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was December 28, 2009.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into ASC Topic 105, Generally Accepted Accounting Principles. The ASC establishes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC during the quarterly period ended September 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 is not expected to have a material impact on the Company’s financial condition or results of operations.
Results of Operations
Introduction
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

The following table sets forth selected results of our operations for the fiscal years ended September 30, 2009 and 2008. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans operating segment includes the operations from our healthcare savings plans designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. The Insurance Marketing operating segment offers and sells individual major medical health insurance products and related benefit plans. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

	For the Years Ended
	September 30,
($ in thousands)	2009	2008	% Change
Net revenues	$39,081	$20,914	87%
Direct costs	26,469	11,113	138%
Operating expenses	8,324	4,919	69%

Operating income	4,288	4,882	(12%)
Net other income	200	15	*

Income before income taxes	4,488	4,897	(8%)
Income taxes, net	1,049	2,189	*

Net income	$3,439	$2,708	27%

The following tables set forth revenue, gross margin and operating income by segment.

	For the Years Ended
	September 30,
($ in thousands)	2009	2008	% Change
Net revenues — by segment
Wholesale Plans	$19,522	$18,102	8%
Retail Plans (a)	12,838	7,263	77%
Insurance Marketing	11,432	—	*
Corporate	—	—	—
Intercompany Eliminations	(4,711)	(4,451)	6%

Total	$39,081	$20,914	87%

	For the Years Ended
	September 30,
($ in thousands)	2009	2008	% Change
Gross margin — by segment
Wholesale Plans (a)	$3,884	$6,048	36%
Retail Plans (a)	6,710	3,752	79%
Insurance Marketing	2,018	—	*
Corporate	—	—	—

Total	$12,612	$9,800	29%

	For the Years Ended
	September 30,
($ in thousands)	2009	2008	% Change
Operating income — by segment
Wholesale Plans	$2,030	$4,185	(33%)
Retail Plans	2,734	1,607	70%
Insurance Marketing	482	—	*
Corporate	(958)	(910)	(5%)

Total	$4,288	$4,882	(12%)

*	Percent change not meaningful

(a)	Gross of intercompany eliminations

Discussion of Years Ended September 30, 2009 and 2008
Net revenues increased $18.2 million (an 87% increase) during the 2009 fiscal year to $39.1 million from $20.9 million in 2008. The increase in net revenues was primarily due to:
•	The acquisition of Access Plans USA on April 1, 2009 which resulted in an increase of revenue of $15.8 million;
•	Growth in our Wholesale and Retail operating segments of approximately $2.4 million attributable to new business and growth in our existing contracts.
See the “Segment Analysis” below for additional information.
Direct costs increased $15.4 million (a 138% increase) during the 2009 fiscal year to $26.5 million from $11.1 million in 2008. The increase in direct costs was attributable to the following:
•	The acquisition of Access Plans USA on April 1, 2009 which resulted in an increase in cost of sales of $11.7 million;
•	Growth in our Wholesale and Retail Plans operating segments experienced an increase of $3.7 million primarily related to our clients waiver of rental payments and product service expenses.
See the “Segment Analysis” below for additional information.
Operating expenses increased $3.4 million (a 69% increase) during the 2009 fiscal year to $8.3 million from $4.9 million in 2008. The increase in operating expenses was attributable to the following:
•	The acquisition of Access Plans USA on April 1, 2009 which resulted in an increase in operating expenses of $3.0 million;
•	Our Retail Plans and Corporate operating segments experienced an increase of $.4 million with merger related expenses of $.2 million for legal, accounting and consulting expenses. Additional merger related cost was also incurred for compensation and travel of $.2 million.
See the “Segment Analysis” below for additional information.
Net other income increased $.2 million during the 2009 fiscal year. The increase was primarily attributable to income earned from a non-recurring transaction during 2009.
Provision for income taxes, net decreased by $1.1 million during the 2009 fiscal year to $1.1 million from $2.2 million in 2008. For the 2009 fiscal year we recorded an income tax provision of $1.1 million consisting of income tax expense of $1.9 million, offset by a deferred income tax benefit of $.8 million related to an adjustment of our valuation allowance of approximately $.6 million and a tax credit of $.2 million available to utilize in payment of Oklahoma income tax. We invested in a rural economic development fund with the State of Oklahoma that provides an immediately available state income tax credit of approximately $200,000. See Note 9- Investment in LLC in the financial statements appearing elsewhere in this report.
Net income was approximately $3.4 million (9% of net revenue) during the 2009 fiscal year compared to $2.7 million (13% of net revenue) during 2008.

Wholesale Plans Operating Segment
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2009	2008	% Change
Results of operations
Net revenues	$19,522	$18,102	8%
Direct costs	15,638	12,054	30%
Operating expenses	1,854	1,863	0%

Operating income	$2,030	$4,185	(33%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	80%	67%	13%
Operating expenses	10%	10%	(1%)
Operating income	10%	23%	(13%)

Member count	547,532	491,795	11%
Net revenues increased $1.4 million (an 8% increase) during the 2009 fiscal year to $19.5 million from $18.1 million in 2008. The increase in net revenues was related to new rent to own locations plus membership growth from existing locations.
Direct costs increased $3.6 million (a 30% increase) during the 2009 fiscal year to $15.6 million from $12.1 million in 2008. The increase was primarily attributable to our clients waiver of rental payments and product service expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations the administration duties include reimbursing the client for certain expenses they incur in the operation of the program. Those expenses are primarily related to the clients’ waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase is primarily attributable to: a) changes in the economy; b) program changes; and c) enhanced reporting efforts at our client locations.
Operating expenses remained at $1.9 million during the 2009 fiscal year when compared to 2008 at $1.9 million.
Operating income decreased $2.2 million (a 33% decrease) during the 2009 fiscal year to $2.0 million from $4.2 million in 2008.

Retail Plans Operating Segment
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2009	2008	% Change
Results of operations
Net revenues	$12,838	$7,263	77%
Direct costs	6,128	3,510	75%
Operating expenses	3,975	2,146	85%

Operating income	$2,734	$1,607	70%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	48%	48%	—
Operating expenses	31%	30%	1%
Operating income	21%	22%	(1%)

Member count	1,104,669	780,614	42%
Net revenues increased $5.5 million (a 77% increase) during the 2009 fiscal year to $12.8 million from $7.3 million in 2008. The increase in net revenues was primarily due to:
•	The acquisition Access Plans USA Retail Plans operating segment on April 1, 2009 which resulted in an increase of $4.4 million;
•	The remaining $1.6 million was attributable to 3 new contracts for our existing Retail Plans operating segment during 2009.
Direct costs increased $2.6 million (a 75% increase) during the 2009 fiscal year to $6.1 million from $3.5 million in 2008. The increase in direct costs was attributable to:
•	The acquisition Access Plans USA Retail Plans operating segment on April 1, 2009 which resulted in an increase of $2.3 million;
•	The remaining $.3 million was attributable to 3 new contracts for our existing Retail Plans operating segment during 2009.
Operating expenses increased $1.9 million (an 85% increase) to $4.0 million during the 2009 fiscal year from $2.1 million in 2008. The increase in operating expenses was attributable to:
•	The acquisition Access Plans USA Retail Plans operating segment on April 1, 2009 resulting in an increase of $1.5 million;
•	Merger related expenses of $0.2 million for legal, accounting and consulting services; and
•	Additional costs of $0.2 million were also incurred for compensation and travel expenses related to the acquisition.
Operating income increased $1.1 million (a 70% increase) to $2.7 million during the 2009 fiscal year from $1.6 million in 2008.

Insurance Marketing Operating Segment
Selected Operating Metrics

For the Year Ended
September 30,
($ in thousands except agent and insurance data)	2009
Results of operations
Net revenues	$11,432
Direct costs	9,413
Operating expenses	1,537

Operating income	$482

Percent of revenue
Net revenues	100%
Direct costs	82%
Operating expenses	14%
Operating income	4%

Number of agents	5,872
Number of major insurance carriers	15
Number of in-force policies	24,016
Our Insurance Marketing operating segment was part of the Access Plans USA acquisition on April 1, 2009. Operating results are only for the six months ended September 30, 2009.
Corporate Operating Segment
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands)	2009	2008	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	958	910	5%

Operating income	$(958)	$(910)	(5%)

Operating expenses increased $0.05 million to $1.0 million during the 2009 fiscal year from $0.9 million for 2008. The increase in operating expenses was attributable to additional compensation expense for new employees and an increase for travel related costs due to the acquisition of Access Plans.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash of $4.1 and $3.0 million at September 30, 2009 and 2008, respectively. Our working capital was $1.1 million at September 30, 2009 compared to a working capital deficit of $.6 million at September 30, 2008. The improvement of $1.7 million was due to the following:
•	Deferred tax assets increased $.8 million primarily attributable to Access Plans USA
•	Cash decreased $.5 million as a result of the States General legal settlement — See Note 23- Legal Proceedings in the financial statements appearing elsewhere in this report and Item 3. Litigation, above.
•	Accounts receivable increased $.3 million as a result of new business for our Wholesale and Retail Plans operating segments;
•	Accounts payable decreased $.4 million due to a one-time non-recurring transaction;
•	Notes payable, short-term, to related parties decreased $1.2 million;
•	Claims liability increased $.6 million due to the upward trend of our claims and product services expenses; and
•	Decreases of $.1 million for other current liabilities
Our current liabilities include a current portion of notes payable to related parties. These note obligations are only payable in the event that our consolidated earnings before interest, income taxes, depreciation and amortization, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 (“Actual EBITDA”) exceeds $4,200,000 (the “Targeted EBITDA”). If the Targeted EBITDA level is not achieved then the principal amount of these notes will be reduced by an amount equal to the percentage by which the Actual EBITDA for each of those fiscal years falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the notes in accordance with the foregoing payment terms.

	Principal	Discount	Net
Fiscal Year Ended September 30,	Payments	Applied	Amount Due
2010	$1,144,830	$58,680	$1,086,150
Cash provided by operating activities was $3.8 million and $3.3 million for the fiscal years ended September 30, 2009 and 2008, respectively. The increase of $.4 million was primarily attributable to:
•	An increase in net income of $.7 million primarily due to Access Plans USA at $.6 million;
•	Receivables decreased by $.2 million offset by an increase of $.1 million for the provision for losses on receivables and advanced agent commissions;
•	An increase in our deferred tax asset of $.8 million resulting from a decrease of the valuation allowance reserve;
•	An increase in amortization expense of $.3 million due to the amortization of intangible assets related to the acquisition of Access Plans;
•	An increase in advanced agency commissions of $.9 million offset by a decrease in unearned commissions of $.4 million related to Access Plans USA;
•	A decrease in other accrued liabilities of $.4 million primarily attributable to a decline for income taxes payable; and
•	Other decreases of $.1 million

Cash used in investing activities was $.2 million and $.2 million for the fiscal years ended September 30, 2009 and 2008, respectively. Net assets acquired from Access Plans were $4.8 million including cash of $.4 million. On December 30, 2008 we invested $100,000 (and executed a non-recourse debt agreement in the principal amount of $768,704) in an entity whose purpose is to invest in Oklahoma-based small business ventures or in Oklahoma-based rural small business ventures. This investment is expected to generate tax credits of approximately $200,000 that may be used to offset Oklahoma state income tax. Restricted cash increased $.4 million due to the settlement of the States General lawsuit. See Note 23 — Legal Proceedings in the financial statements appearing elsewhere in this report.
Cash used in financing activities was $2.5 million for the year ended September 30, 2009 compared to $2.3 million for the same prior fiscal year period. The increase of $.2 million was due to other long term debt associated with the acquisition.
We anticipate that our cash on hand, together with cash flow from operations, will be sufficient for the next 12 months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.
IMPACT OF INFLATION
Inflation has not had a material effect on us to date. However, the effects of inflation on future operating results will depend in part, on our ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases

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
We have audited the accompanying consolidated balance sheets of Alliance HealthCard, Inc. and subsidiaries, as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance HealthCard, Inc. and subsidiaries as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP
Greenwood Village, Colorado
December 28, 2009

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$4,108,183	$3,012,683
Restricted cash, current	470,378	156,935
Accounts receivable, net	3,789,790	2,486,938
Advanced agent commissions, net	5,827,406	—
Deferred income taxes, current	981,000	325,000
Prepaid expenses	92,499	31,372

Total current assets	15,269,679	6,012,928

Furniture, fixtures and equipment, net	385,967	165,020
Goodwill	4,376,339	2,534,152
Intangibles, net	3,975,823	1,708,883
Restricted cash, other	500,000	—
Deferred income taxes, long term	1,221,767	18,000
Other assets	243,910	83,604

Total assets	$25,973,485	$10,523,587

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$766,920	$927,101
Accrued salaries and benefits	247,075	161,732
Accrued commissions	641,550	—
Unearned commissions	5,700,347	—
Waiver reimbursements liability	1,102,900	462,596
Deferred revenue	1,023,002	843,868
Current portion of notes payable to related parties and other notes	1,647,201	2,289,663
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	2,881,866	1,468,349

Total current liabilities	14,176,861	6,319,309

Long term liabilities:
Notes payable to related parties and other notes, net of current portion shown above	302,744	931,581

Total liabilities	14,479,605	7,250,890

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,633,705 and 14,796,763 shares issued and outstanding at September 30, 2009 and 2008, respectively.	21,633	14,796
Additional paid-in-capital	11,584,359	6,808,758
Accumulated deficit	(112,112)	(3,550,857)

Total stockholders’ equity	11,493,880	3,272,697

Total liabilities and stockholders’ equity	$25,973,485	$10,523,587

See the accompanying notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Statements of Operations

	Year Ended
	September 30,
	2009	2008
Net revenues	$39,081,383	$20,913,609
Direct costs	26,469,014	11,113,452

Gross profit	12,612,369	9,800,157

Marketing and sales expenses	1,658,451	1,252,051
General and administrative expenses	5,820,860	3,115,049
Depreciation and amortization expense	844,960	550,764

Operating income	4,288,098	4,882,293

Other income (expense):
Other income	346,775	163,951
Other expense, net	(146,692)	(148,985)

	200,083	14,966

Net income before income taxes	4,488,181	4,897,259

Provision for income taxes
Current	1,879,000	2,140,000
Deferred tax (benefit)	(830,000)	49,000

Total provision for income taxes	1,049,000	2,189,000

Net income	$3,439,381	$2,708,259

Per share data:
Basic income	$0.19	$0.18

Diluted income	$0.19	$0.18

Basic weighted average shares outstanding	18,242,732	14,797,612

Diluted weighted average shares outstanding	18,247,606	15,262,596

See the accompanying notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2008	14,647,763	$14,647	$6,677,567	$(6,259,116)	$433,098

Stock options exercised on 12/28/07	149,000	149	112,721	—	112,870
Stock options issued to consultant on 12/31/07	—	—	2,250	—	2,250
Stock options issued to consultant on 03/31/08	—	—	2,250	—	2,250
Stock options issued to directors on 5/31/08	—	—	13,970	—	13,970
Net income	—	—	—	2,708,259	2,708,259

Balance at September 30, 2008	14,796,763	14,796	6,808,758	(3,550,857)	3,272,697

Correction of outstanding shares	36,364	36	(36)	—	—
Stock issued in business acquisition on 4/1/09	6,800,578	6,801	4,761,700	—	4,768,501
Stock options issued to directors on 5/21/09	—	—	13,937	—	13,937
Net income	—	—	—	3,438,745	3,438,745

Balance at September 30, 2009	21,633,705	$21,633	$11,584,359	$(112,112)	$11,493,880

See the accompanying notes to the financial statements.

Alliance HealthCard, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income	$3,438,745	$2,708,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	844,960	550,764
Deferred tax (benefit)	(829,985)	49,000
Stock option expense	13,937	18,470
Amortization of loan discount to interest expense	154,569	160,194
Provision for losses on receivables and advanced agent commissions	118,894	—
Change in operating assets and liabilities, net of acquisition:
Receivables	68,896	(88,928)
Advanced agent commissions	916,232	—
Prepaid expenses	77,816	2,294
Other long term assets	—	—
Accounts payable	(592,657)	(514,602)
Accrued salaries and benefits	85,343	32,207
Unearned commissions	(439,034)	—
Deferred revenue	(86,419)	(67,720)
Claims and other accrued liabilities	39,744	471,404

Net cash provided by operating activities	3,811,041	3,321,342

Cash flows from investing activities
Increase in restricted cash	(472,186)	(156,935)
Cash received from acquisition	450,213	—
Investment in LLC	(100,000)	—
Purchase of equipment	(44,407)	(80,479)

Net cash( used by) investing activities	(166,380)	(237,414)

Cash flows from financing activities
Payments on promissory notes — related parties	(2,289,663)	(2,308,546)
Payment on promissory notes — other	(259,769)	—
Stock options exercised	—	112,870
Repayment of line of credit	—	(149,980)

Net cash (used by) financing activities	(2,549,432)	(2,345,656)

Net increase in cash and cash equivalents	1,095,500	738,272
Beginning of period	3,012,683	2,274,411

End of period	$4,108,183	$3,012,683

See the accompanying notes to the financial statements.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 1. DESCRIPTION OF THE BUSINESS
Alliance HealthCard, Inc. (the “Company”) was founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. The Company’s original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, we completed a merger with Benefit Marketing Solutions, L.L.C., (“BMS”). For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. While the Company continues to market its successful health oriented programs, the merger has greatly expanded the Company’s business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. The Company sells its membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is now a leading provider of value added membership plans sold in conjunction with point-of-sale transactions. See Note 4 — Mergers and Acquisitions below.
BMS was formed in February 2002 and is a national membership program benefits organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 4,000 locations in the U.S. and Canada.
On April 1, 2009, the Company completed its acquisition of Access Plans USA, Inc., (“Access Plans USA”). Access Plans USA markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services such as medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The historical financial statements prior to February 28, 2007 are those of BMS, the accounting acquirer in the merger. The historical financial statements of BMS have been adjusted for the effect of the recapitalization which took place at the time of the reverse merger. Activity after February 28, 2007 includes the consolidated activities of the merged company.
The consolidated financial statements include our accounts and those of our wholly owned subsidiaries BMS Holding Company, Inc. and Alliance HealthCard of Florida, Inc. BMS Insurance Agency, L.L.C. (the “Agency”), a wholly owned subsidiary of BMS Holding Company. The Agency was formed to comply with the State of Oklahoma regulations for insurance agencies. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to the financial statements. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts and notes receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.
Goodwill and Intangible Assets
Goodwill in business acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. GAAP specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Intangible assets deemed acquired in connection with Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets (See Note 4 — Mergers and Acquisitions, below). Amortization expense totaled $232,500 for the year ended September 30, 2009.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization expense totaled $500,000 during the fiscal year ended September 30, 2009 and $500,000 during the fiscal year ended September 30, 2008.
The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2009 and 2008 the Company recognized no impairment losses related to intangible assets.
The Company evaluates goodwill for impairment at least annually on September 30 of each year, our fiscal year end. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. As of September 30, 2009 and 2008 the Company recognized no impairment related to our goodwill.
Stock Based Compensation
The Company measures stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service or vesting period.
Income Taxes
The Company uses a liability approach to calculate deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.
Beginning with the adoption of FASB ASC Topic740, Income Taxes, as of October 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue Recognition
The Company recognizes revenue when four basic criteria are met:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.
The Company’s revenue recognition varies based on the revenue source.
Wholesale and Retail Plans- membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term.
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
Accounts Receivable
Accounts receivable generally represent membership fees due from our Wholesale Plans and Retail Plans divisions’ customers and commissions and fees due from insurance carriers and plan sponsors for our Insurance Marketing division. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts was $125,783 and $5,632, respectively at September 30, 2009 and September 30, 2008. Bad debt expense totaled $118,894 and $9,070, respectively at September 30, 2009 and September 30, 2008.
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

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Advertising Expense
The Company’s advertising is non-direct and the costs are expensed as incurred. During the years ended September 30, 2009 and 2008, we incurred $11,306 and $37,299 of advertising expense, respectively.
Cash and Cash Equivalents
For the purpose of the Statement of Cash Flows, we consider cash and cash equivalents to be cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less that may be used for operations.
Certain Reclassifications
Certain 2008 items have been reclassified to conform to the current year presentation. Such reclassifications had no effect on 2008 net income.
Fixed Assets
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

Furniture and Fixtures	7-10 years
Leasehold Improvements	Over the term of the lease, or useful life, whichever is shorter
Computers and Office Equipment	3-5 years
Software	3 years
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

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which was subsequently incorporated into Accounting Standards Codification TM (“ASC”) Topic 805, Business Combinations, significantly changing how entities apply the acquisition method to business combinations. The most significant changes affecting how entities account for business combinations under ASC Topic 805 include: (a) the acquisition date is the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree are stated at fair value on the acquisition date; (c) assets or liabilities arising from non-contractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which was subsequently incorporated into ASC Topic 420, Exit or Disposal Cost Obligations, are expensed as incurred; (f) transaction costs are expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, ASC Topic 805 requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, non-controlling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll-forward. ASC Topic 805 is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of ASC Topic 805 apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption of ASC Topic 805 did not have a material impact on the Company’s financial condition, results of operations or the disclosures that are presented in its consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was subsequently incorporated into ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 affirms that the definition of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC Topic 820 also amended existing accounting guidance to expand certain disclosure requirements. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. The adoption of the provisions of ASC Topic 820 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operation.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was subsequently incorporated into ASC Topic 320, Investments — Debt and Equity Securities. This ASC Topic (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The provisions of ASC Topic 320 are effective for interim and annual periods ending after June 15, 2009 and are applied prospectively. The adoption of the provisions of ASC Topic 320 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were subsequently incorporated into ASC Topic 825, Financial Instruments. This ASC Topic amends the existing guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825. ASC Topic 825 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The adoption of the provisions of ASC Topic 825 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was subsequently incorporated into ASC Topic 855, Subsequent Events. ASC Topic 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles, or GAAP, making management directly responsible for subsequent-events accounting and disclosure. ASC Topic 855 sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of ASC Topic 855 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was December 28, 2009.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into ASC Topic 105, Generally Accepted Accounting Principles. The ASC establishes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC during the quarterly period ended September 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 is not expected to have a material impact on the Company’s financial condition or results of operations.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes and certain non-cash transactions for the years ended at September 30, were as follows:

	2009	2008

Interest	$77,025	$53,020
Income taxes paid	$2,193,086	$1,704,883
Stock issued in relation to acquisition	$4,768,501	$—
NOTE 4. MERGERS AND ACQUISITIONS
Access Plans USA Acquisition
On April 1, 2009, the Company completed its acquisition of Access Plans USA. Access Plans USA markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services such as medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks. The Company issued 6,800,578 shares of its common stock in exchange for the outstanding common stock of Access Plans USA. The aggregate purchase price of Access Plans USA was determined to be $4,768,500 based on the fair market value of the 6,800,578 shares determined on November 13, 2008, the date of the acquisition agreement.
The acquisition of Access Plans USA Insurance Marketing division provides the Company with future commission revenue from a book of health insurance policies in force, a broader range of insured health care products and services and an established distribution channel of health insurance agents. The acquisition of the Retail Plans division provides the Company products from both its proprietary and third party provider networks plus an existing base of plan members.
The following table presents the allocation of the acquisition costs, to the fair market values of the assets acquired and the liabilities assumed:

Current assets	$9,086,216
Property and equipment	289,000
Other assets	1,167,699
Intangible assets	3,000,000
Goodwill	1,842,186

Total assets acquired	15,385,101

Current liabilities assumed	9,887,746
Long-term liabilities assumed	728,855

Total liabilities assumed	10,616,601

Net assets acquired	$4,768,500

The following un-audited pro forma consolidated results of operations have been prepared as if the acquisition of Access Plans USA had occurred on October 1, 2008.

Year Ended
September 30,
(Unaudited)
Statement of Operations Data:
Total revenue	$32,277,000
Operating income (loss)	$(547,000)
Diluted earnings per share	$(0.03)
Weighted average number of diluted common shares outstanding	18,248,000

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 4. MERGERS AND ACQUISITIONS (continued)
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Management evaluates goodwill for impairment for each reporting period. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $1,842,186 to goodwill and $3,000,000 to other intangible assets. The other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”) of $1,200,000, certain agent relationships (“Agency Relationships”) of $1,500,000 and certain dental and vision provider network contracts (“Proprietary Programs”) of $300,000. These assets are being amortized on a straight-line basis over five years and eight years.
Intangible assets acquired in the acquisition of Access Plans USA consist of the following:

	Value	Estimated Life
In-force books of business	$1,200,000	5 Years
Agency relationships	$1,500,000	8 Years
Proprietary programs	$300,000	8 Years
Amortization of intangible assets related to Access Plans USA totaled $232,500 for the year ended September 30, 2009.
The goodwill of $1,842,186 is expected to be fully deductible for tax purposes by means of annual amortization.

	Useful	2009			2008
	Life	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(1,291,677)	$1,208,323	$2,500,000	$(791,117)	$1,708,883

Access Plans USA
In-force books of business	5	1,200,000	(120,000)	1,080,000	—	—	—

Agency relationships	8	1,500,000	(93,750)	1,406,250	—	—	—
Proprietary programs	8	300,000	(18,750)	281,250	—	—	—

Total		$5,500,000	$(1,524,177)	$3,975,823	$2,500,000	$(791,117)	$1,708,883

Amortization expense for the years ended September 30, 2009 and 2008 was $732,500 and $500,000, respectively.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 4. MERGERS AND ACQUISITIONS (continued)
Amortization expense for the next five years related to these intangible assets is expected to be as follows:

2010	$965,000
2011	$965,000
2012	$673,323
2013	$465,000
2014	$120,000
Benefit Marketing Solutions Acquisition
On February 28, 2007, Alliance HealthCard, Inc. (“Alliance”) consummated a merger (the “Merger”) by and among Alliance, AHC—Benefit Marketing Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of Alliance (“Merger Sub”); BMS Holding Company, Inc., an Oklahoma corporation (“BMS”). As a result of the Merger, BMS merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly-owned subsidiary of Alliance. Although in form Alliance acquired BMS, as a result of the Merger the outstanding shares of BMS common stock were converted into 10,000,000 shares of common stock of Alliance representing approximately 69% of the total number of shares of common stock of Alliance outstanding following the Merger. Three original promissory notes (the “Notes” and each a “Note”) were made and issued by the Company to three former BMS shareholders in the aggregate amount of $7,147,000. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum (the “Contract Rate”) with such interest payable quarterly. The principal and interest on the Original Notes is required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010. On January 10, 2008, pursuant to an agreement among Alliance and three former BMS shareholders, the Original Notes were cancelled, and we issued new promissory notes in the principal amount of totaling $5,113,177 (the “New Notes”). The principal amounts of the New Notes are equal to the outstanding balances respectively owed to the holders of the Original Notes at the time the Original Notes were cancelled less a reduction of $247,073 for the “CAPIC requirement”. As a result of the settlement agreement completed on March 13, 2008 with CAPIC, BMSIA received proceeds of $34,820 which resulted in a pro rata increase in the notes by that same amount. The offset of $213,000 for the net note adjustments was offset to goodwill. See Note 5, Notes Payable to Related Parties, below. The cancellation of the Original Notes and the issuance of the New Notes were approved by the disinterested members of our board of directors. These revised notes modified the terms to defer the measurement periods by one year to the fiscal years ending September 30, 2008, September 30, 2009 and converted to quarterly review thereafter.
For financial reporting purposes, BMS was considered the acquiring entity and historical financial statements prior to March of 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. These notes, net of the discount related to the below market interest rates were treated as dividend distributions to the BMS shareholders.
The aggregate purchase price of Alliance was determined to be $4,976,689 based on the fair market value of the 4,525,263 shares it had outstanding at the effective date of the merger.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 4. MERGERS AND ACQUISITIONS (continued)
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

Foresight Acquisition
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

$475,000

The software and the non-compete agreement are being amortized over three years. Amortization expense was $1,667 and $6,667, respectively for the years ended September 30, 2009 and 2008.
The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2009 and 2008 the Company recognized no impairment losses related to its intangible assets.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 5. NOTES PAYABLE TO RELATED PARTIES
In connection with the Merger, three promissory notes were issued to former BMS shareholders in the aggregate amount of $7,147,000. The notes are dated March 1, 2007 and bear interest at 1% per annum. The carrying amount of these notes was discounted to $6,666,447 with an effective interest rate of 7% to adjust for the below market interest rate carried by the notes.
Principal and accrued interest is due and payable in 12 consecutive quarterly installments that commenced on May 15, 2007 and on each August 14, November 14, February 14 and May 15 of each year thereafter and in full on February 14, 2010, if not previously paid. Any payment of principal and interest shall be applied first to the payment of interest due on the outstanding principal sum and the balance thereof shall be applied in reduction of principal sum. Notwithstanding the foregoing and any other provision in the notes, in the event that the consolidated earnings before interest, income taxes, depreciation and amortization of the Company, determined in accordance with generally accepted accounting principles for each of the fiscal years ending on September 30, 2007, 2008 and 2009 shall be less than (“Actual EBITDA”)$4,200,000 (the “Targeted EBITDA”), then the principal amount of these notes are be reduced by an amount equal to the percentage by which the Actual EBITDA for each such period falls short of the Targeted EBITDA and the adjusted principal balance of these notes will then be amortized over the remaining term of the Note in accordance with the foregoing payment terms.
In addition to the foregoing, after the consummation of the transactions contemplated by the Merger Agreement, the principal amount of these notes shall be reduced dollar for dollar by any loss incurred by BMS Insurance Agency, L.L.C., a BMS Holdings’ affiliate, resulting from contingent commissions being held by CAPIC pending receipt of a non-resident license from the Puerto Rico Department of Insurance. Any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods shall inure on a pro-rata basis to the benefit of the note holders. After any decrease or increase in the principal amount of these notes related to post-closing payments to or from CAPIC, the adjusted principal balance of these notes will be amortized over the remaining term of the notes in accordance with the foregoing payment terms. To comply with this provision, the principal on these notes was reduced by $247,073 as of September 30, 2007. The notes further provide that recovery of any net proceeds of BMS Insurance Agency, L.L.C. attributable to pre-closing periods will inure on a pro-rata basis to the benefit of the note holders. As a result of the settlement agreement completed on March 13, 2008 with CAPIC. BMSIA received proceeds of $34,280 which resulted in a pro rata increase in the notes by that same amount.
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
Principal and interest payments made on these notes (net of discount) were $2,315,461 and $2,358,265 respectively for the years ended September 30, 2009 and 2008. Principal payments due on these notes for the next fiscal year are as follows:

	Principal	Discount	Net
Fiscal Year Ended September 30,	Payments	Applied	Amount Due
2010	$1,144,830	$58,680	$1,086,150

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 6. OTHER LONG TERM DEBT
During March 2008, Access Plans USA obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty corporation. The current CFG loan matures March 2011, and the principal is repayable in equal monthly installments. The interest rate, which is variable, together with the origination fee amortization charge, was 10% at September 30, 2009, the minimum rate provided by the loan agreement. The loan may be prepaid without penalty. Collateral provided to CFG includes rights, only in the event of a default, to cash, accounts receivable, and certain Insurance Marketing commission rights from insurance carriers.
Principal and interest payments made on this loan were $311,859 for the year ended September 30, 2009. Principal payments due on this loan for the Company’s 2010 and 2011 fiscal years are as follows:

Principal
Fiscal Year Ended September 30,	Payments
2010	$561,051
2011	$302,744

NOTE 7. FURNITURE AND EQUIPMENT
Furniture and equipment consists of the following at September 30, 2009 and 2008:

	2009	2008
Furniture, fixtures and equipment	$390,950	$368,155
Websites	33,595	33,595
Software	158,051	83,099
Leasehold improvements	107,686	12,686

	690,282	497,535
Less: accumulated depreciation and amortization	(304,315)	(332,515)

	$385,967	$165,020

Depreciation expense for the years ended September 30, 2009 and 2008 was $102,187 and $37,460, respectively.
NOTE 8. ADVANCED AGENT COMMISSIONS
In conjunction with the acquisition of Access Plans USA on April 1, 2009, advanced agent commissions at September 30, 2009 consist of:

Advances funded by:
Insurance carriers	$5,700,347
Specialty lending corporation	863,795
Self-funded	835,156

Sub-total	7,399,298
Allowance for doubtful recoveries	(1,571,892)

Advanced agent commissions, net	$5,827,406

The allowance for doubtful recoveries was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company recognized bad debt expense on advanced agent commissions of $97,892 for the year ended September 30, 2009.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 9. INVESTMENT IN LLC
On December 30, 2008, the Company acquired an entity ownership interest whose purpose is to invest in Oklahoma-based small business ventures or in Oklahoma-based rural small business ventures. The acquisition cost of the ownership interest was $100,000 paid upon acquisition and execution and delivery of a non-recourse promissory note in the principal amount of $768,704. The ownership interest is expected to generate tax credits that will be allocated to the Company and can be used to offset Oklahoma state income tax.
The promissory note is non-recourse and the Company does not have any liability and has been guaranteed by other parties, the promissory note has not been reflected in these financial statements.
NOTE 10. STOCK BASED COMPENSATION
In conjunction with certain employment and consulting agreements, the Company granted stock options exercisable for the purchase of 25,000 common stock shares during each of the years ended September 30, 2009 and 2008. In conjunction with the acquisition of Access Plans USA on April 1, 2009, the Company awarded 264,536, stock options exercisable for the purchase of 264,536 common stock shares in replacement of outstanding 788,500 stock options of Access Plans USA at April 1, 2009 exercisable for the purchase of 788,500 common stock shares of Access Plans USA.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical prices of our stock. We use historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not provide for any expected dividends or discount for post-vesting restrictions in the model.

Estimated volatility	21%
Dividend yield	0%
Risk free interest rate	1.0%
Expected lives	10 Years
Information regarding the options is as follows:

	Weighted
	Average
	Exercise	Options	Options
	Price	Outstanding	Exercisable
Balance at October 1, 2007		1,701,396	1,668,896
Granted	$1.61	82,500	62,500
Forfeited	$1.37	(115,999)	(103,499)
Exercised	$0.76	(149,000)	(149,000)
Became exercisable	$0.93	—	10,833

Balance at September 30, 2008		1,518,897	1,489,730
Granted	$4.88	309,536	274,727
Forfeited	$1.42	(226,646)	(220,355)
Exercised	$—	—	—
Became exercisable	$1.50	—	18,333

Balance, September 30, 2009		1,601,787	1,562,435

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 10. STOCK BASED COMPENSATION (continued)
There were 309,536 options granted for the year ended September 30, 2009 which is inclusive of 264,536 options issued to Access Plans’ optionees. There were 82,500 options granted for the year ended September 30, 2008. We had 1,601,787 options outstanding on September 30, 2009. The exercise price on these options ranged from $0.55 to $8.23 with an average weighted remaining contractual life of 3.9 years with an average exercise price of $1.62.
The following table summarizes information about stock options outstanding at September 30, 2009.

Range of exercise price	$0.55 – $8.23
Number outstanding	1,601,787
Weighted average remaining contractual life	4.0 Years
Weighted average exercise price	$1.613
During the year ending September 30, 2009, no options were exercised. During the year ending September 30, 2008, stock options were exercised for the purchase of 149,000 common stock shares for $112,870.
NOTE 11. INCOME TAXES
Components of income tax expense for the fiscal years ended September 30, 2009 and 2008 are as follows:

	2009	2008
Current income tax expense
Federal	$1,690,000	$1,890,000
State	190,000	250,000

Total current income tax expense	1,880,000	2,140,000

Deferred income tax (benefit)
Federal	(556,000)	43,000
State	(275,000)	6,000

Total deferred income tax (benefit)	(829,000)	49,000

Net income tax expense	$1,049,000	$2,189,000

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US federal income tax rate to income before taxes is as follows:

	Fiscal Year Ended September 30,
	2009	2008

Computed tax at federal statutory rate of 34%	$1,526,000	$1,667,000
State income taxes	190,000	221,000
Tax effect of non deductible amortization of intangible assets	193,000	193,000
Tax effect of CAPIC settlement — See Note 5	—	166,000
Tax effect of utilization of NOL	(109,000)	(79,000)
Change in valuation allowance	(700,000)	(100,000)
Non-deductible expenses	24,000	18,000
Other	(75,000)	103,000

Provision for income taxes	$1,049,000	$2,189,000

Effective tax rate	23%	45%

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 11. INCOME TAXES (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of our deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

Deferred Income Tax Assets	2009	2008

Current
Revenue deferred for financial reporting purposes	$309,000	$325,000
Agent advance reserves for financial reporting purposes	548,000	—
Other deferred tax assets, current for financial reporting purposes	124,000	—

Total	981,000	325,000

Long Term
Book depreciation in excess of tax depreciation	101,000	119,000
Intangible assets for financial reporting purposes	(644,000)	—
Covenant not to compete for financial reporting purposes	94,000	—
State tax credit	200,000	—
Other deferred tax assets for financial reporting purposes	33,000	18,000
NOL carryover	1,438,000	582,000

Total	1,222,000	719,000

Total deferred tax assets	2,203,000	1,044,000
Less Valuation allowance	—	(700,000)

Net Deferred income tax asset at September 30	$2,203,000	$344,000

As of September 30, 2009, we had a net operating loss carry-forward of approximately $4,052,000 which will expire as follows:

Fiscal year ended September 30,

2011	$413,000
2017	767,000
2018	226,000
2021	438,000
2023	903,000
2025	468,000
2027	109,000
2029	728,000

$4,052,000

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 11. INCOME TAXES (continued)
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

Unrecognized tax benefits	$141,000
Portion that, if recognized, would reduce tax expense and effective tax rate	141,000
Accrued interest and penalties on unrecognized tax benefits	25,000
Portion that, if recognized, would reduce tax expense and effective tax rate	25,000
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008
Beginning balance	$166,000	$—
Additions for tax positions of the current year	—	166,000

Ending balance	$166,000	$166,000

During the year ended September 30, 2009 the Company did not recognize additional penalties and interest beyond the adequacy of the 2008 interest and penalties of approximately $25,000 as additional accrual is not significant. These amounts have been accounted for as income tax expense.
With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2006.
NOTE 12. EARNINGS PER SHARE
Basic earnings per common share for the fiscal years ended September 30, 2009 and 2008 were calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share for the years ended September 30, 2009 and 2008 were calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus the dilutive potential common shares, which were determined as follows:

	Fiscal Year Ended September 30,
	2009	2008

Weighted-average common shares	18,242,732	14,797,612
Effect of dilutive securities
Options to purchase common stock	4,874	464,984

Diluted potential common shares	18,247,606	15,262,596

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted, represent the potential dilutive effect of the securities.
NOTE 13. RELATED PARTY TRANSACTIONS
The Company leases space for our corporate offices and Wholesale Plans division in Norman, Oklahoma under a lease that expires September 30, 2010. The total space consists of approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of the Company’s Directors, President and Chief Operating Officer. This lease was executed on May 1, 2005, amended on August 1, 2006 and May 1, 2008, September 30, 2009 and expires on September 30, 2010. In the event the Company is required to move from our current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which our office space is currently occupied and the rental rate may be substantially greater.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 13. RELATED PARTY TRANSACTIONS (continued)
The Company’s office space in Norcross, Georgia, was formerly used for the Company’s Retail Plans Georgia operations which were relocated to Irving, Texas on October 1, 2009. The Company’s office lease expired on October 31, 2009.
The Company’s rent expense associated with related party transactions was approximately $199,444 and $167,525 for the years ending September 30, 2009 and 2008, respectively.
The Company’s share of the minimum future rental payments due under the related party non-cancelable operating lease arrangements is as follows:

Year Ending September 30,	Amount
2010	$105,225
NOTE 14. OPERATING LEASES
The Company leases space for the Retail Plans and Insurance Marketing divisions in Irving, Texas under a lease agreement with an unaffiliated third party that expires November 15, 2011. The total space consists of approximately 17,612 square feet at 4929 West Royal Lane, Suite 200, Irving, Texas 75063. We lease an additional 2,471 square feet for storage and 4,941 square feet for a call center from the same unaffiliated third party under a separate lease that expires November 30, 2011.
Our rent expense associated with operating leases for our Irving office was $133,312 for the year ended September 30, 2009.
Future minimum rental payments due under the non-cancelable operating lease arrangements are as follows:

Year Ending September 30,	Amount
2010	$372,924
2011	350,015
2012	50,063

$773,002

NOTE 15. WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry whereby the administration duties may include reimbursing the client for certain expenses they incur in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with its customer) it waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when their customer becomes unemployed for a stated period of time or when our client provides product service to its customer. It is the Company’s policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to our clients in the event our reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond the Company’s clients’ payment obligations following termination of the contractual arrangement or agreement with the Company’s clients or the clients’ customer. As of September 30, 2009 and 2008, the Company recorded an estimated incurred but not reported reimbursement obligation of $1,102,900 and $462,596, respectively.
NOTE 16. CONCENTRATION OF CREDIT RISK
The Company uses financial institutions in which the Company maintains cash balances that at times may exceed federally insured limits. The Company has not experienced any losses in those accounts and management believes the Company is not exposed to any significant credit risk on cash. The Company’s uninsured cash balance totaled $3,026,092 and $2,659,126 at September 30, 2009 and 2008, respectively.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 16. CONCENTRATION OF CREDIT RISK (continued)
Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with two customers in the Company’s Wholesale Plans and Insurance Marketing divisions. Approximately 40% of total accounts receivable was due from two customers as of September 30, 2009. Approximately 43% of total accounts receivable were due from one customer in our Wholesale Plans division as of September 30, 2008. Approximately 43% of total sales were generated from these two customers for the fiscal year ended September 30, 2009. Approximately 55% of total sales were generated from one customer in the Company’s Wholesale Plans division for the year ending September 30, 2008.
Approximately 53% and 47% of the total accounts payable and trade-related accrued liabilities relate to three parties for the years ended September 30, 2009 and 2008, respectively.
NOTE 17. DEFINED CONTRIBUTION PLAN
The Company implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective August 1, 2007, the Company implemented a non-elective contribution to the Plan of 50% up to 6% of the employee’s contribution. The non-elective contributions are allocated to all employees eligible to participate in the Plan. The non-elective contributions are subject to a vesting schedule that takes five years of service to become 100% vested. All accounts are participant-directed accounts. The Company made non-elective contributions of $35,405 and $38,343 for the fiscal years ended September 30, 2009 and 2008, respectively.
NOTE 18. RESTATED QUARTERLY FINANCIAL STATEMENTS FOR MARCH 31, 2008 AND JUNE 30, 2008
Financial statements for the six months ended March 31, 2008 were improperly reported as a result of not applying the correct accounting principles in accounting for the settlement agreement completed on March 13, 2008 with the Caribbean American Property Insurance Company. BMSIA and CAPIC were involved in a dispute involving the amount of contingent commissions due to BMSIA for the period of time beginning January 1, 2006 through June 30, 2007. As a result of the settlement, BMSIA received proceeds of $400,000. Pursuant to the terms of the Merger completed on February 28, 2007, net proceeds of the settlement for BMSIA attributable to the pre-merger periods totaling $365,720 should have been paid directly to the former shareholders of BMS Holding Company with the remaining $34,280 payable to the Company.
The amount of $365,720 was initially recorded as other income with the payment of funds to the former shareholders classified as a distribution. Instead, the Company was not entitled to receive the funds and should not have been recorded as income.
The settlement agreement has been properly accounted for in the audited financial statements for our fiscal year ended September 30, 2008. The restated condensed statements of operations for the six and nine months ended March 31, 2008 and June 30, 2008 are presented below.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 18. RESTATED QUARTERLY FINANCIAL STATEMENTS FOR MARCH 31, 2008 AND JUNE 30, 2008 (continued)
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

B. Restated Condensed Statements of Operations For the Three and Six Months Ended March 31, 2008:

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

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 18. RESTATED QUARTERLY FINANCIAL STATEMENTS FOR MARCH 31, 2008 AND JUNE 30, 2008 (continued)
C. Restated Condensed Statements of Operations For the Nine Months Ended June 30, 2008:

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

NOTE 19. FINANCIAL INSTRUMENTS
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
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2009 and 2008 due to the relatively short-term nature of these instruments.
On October 1, 2008, the Company adopted the portion of SFAS No. 157, Fair Value Measurements (“SFAS 157”) that was not delayed by FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS 157 will be applied to the Company’s non-financial assets and liabilities effective on October 1, 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 19. FINANCIAL INSTRUMENTS (continued)
Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities
Level 3: Unobservable inputs
As of September 30, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.
NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
Net revenue	$5,668,541	$5,885,623	$13,959,723	$13,567,496
Gross profit	$2,581,128	$1,998,264	$4,149,046	$3,883,931
Net income	$955,450	$329,888	$862,465	$1,290,942
Diluted net income per share	$0.06	$0.02	$0.04	$0.06

2008		(Restated)	(Restated)
Net revenue	$4,763,633	$5,291,812	$5,366,253	$5,491,911
Gross profit	$2,274,086	$2,356,950	$2,494,552	$2,674,569
Net income	$635,896	$728,859	$530,253	$813,251
Diluted net income per share	$0.04	$0.05	$0.04	$0.05
NOTE 21. SEGMENT REPORTING
Historically, the Company pursued similar marketing strategies for our Wholesale and Retail Plans divisions and thus the divisions were managed at a corporate level rather than on a segment basis.
Effective with the acquisition of Access Plans USA on April 1, 2009, the Company began pursuing distinct marketing strategies and developed separate management teams for each division. The Company’s operations now consist of the following segments: a) Wholesale Plans; b) Retail Plans; c) Insurance Marketing; and d) Corporate.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 21. SEGMENT REPORTING (continued)
Reportable business segment information follows:

	For the Years Ended
	September 30,
($ in thousands)	2009	2008	% Change
Net revenues — by segment
Wholesale Plans	$19,522	$18,102	8%
Retail Plans (a)	12,838	7,263	77%
Insurance Marketing	11,432	—	*
Corporate	—	—	—
Eliminations	(4,711)	(4,451)	6%

Total	$39,081	$20,914	87%

	For the Years Ended
	September 30,
($ in thousands)	2009	2008	% Change
Gross margin — by segment
Wholesale Plans (a)	$3,884	$6,048	36%
Retail Plans (a)	6,710	3,752	79%
Insurance Marketing	2,018	—	*
Corporate	—	—	—

Total	$12,612	$9,800	29%

	For the Years Ended
	September 30,
(Dollars in Thousands)	2009	2008	% Change
Operating income — by segment
Wholesale Plans	$2,030	$4,185	(33%)
Retail Plans	2,734	1,607	70%
Insurance Marketing	482	—	*
Corporate	(958)	(910)	(5%)

Total	$4,288	$4,882	(12%)

	For the Years Ended
	September 30,
(Dollars in Thousands)	2009	2008
Segment assets
Wholesale Plans (a)	$10,525	$7,491
Retail Plans (a)	18,889	6,358
Insurance Marketing	11,324	—
Corporate	(14,765)	—

Total	$25,973	$13,849

a)	Gross of intercompany eliminations

*	% change not meaningful

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 22. OTHER INCOME
The Company recognized other income of $346,775 from a release of a liability related to a contract termination in April 2009.
NOTE 23. LEGAL PROCEEDINGS
The following legal proceedings involve the subsidiaries of Access Plans USA, Inc. which was acquired by the Company in a merger on April 1, 2009.
William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176. was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third party payor such as an insurance company. The Company vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse effect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008. On October 30, 2008 The Harford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. The Hartford has since filed a declaratory judgment action against the Capella Group, Inc. asking the court to determine the respective rights of the parties. In August of 2009 the District Court denied Plaintiffs’ Amended Motion for Class Certification. In September of 2009 Plaintiffs filed their Motion for Reconsideration of Order Denying Amended Motion for Class Certification, asking the District Court to certify a smaller class.
Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a Care Entrée; Civil Action File No: 4:09-cv-295 was filed on May 27, 2009 and remains pending in the United States District Court for the Northern District of Texas, Ft. Worth Division. The Plaintiff seeks a declaratory judgment asking the court to determine the respective rights of the parties related to insurance coverage relating to a civil action, Rivell v. Capella Group, Inc. which is described more fully above. The Company has filed an answer and counterclaim and a motion for summary judgment disputing the Plaintiff’s claims that the insurance policy does not provide coverage and asserting that the Company is entitled to damages for breach of contract. Plaintiff has filed a motion for summary judgment as well. The Company vigorously contest Plaintiff’s assertion and intend to defend the case and pursue our counterclaim. If the plaintiffs ultimately prevail in the case, the judgment could have a material adverse affect on the Company’s financial condition and our results of operation.
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
On December 21, 2007, the Company received a favorable verdict. The plaintiffs have appealed and the parties have filed briefs. A third party has filed an amicus brief and oral arguments were heard by the Court on November 23, 2009. An unfavorable result in this case would have a material effect on the Company’s financial condition and would limit the Company’s ability (and that of other healthcare discount programs) to do business in California.
The Company has complied with all California statues and regulations. Although the Company believes the Plaintiffs’ claims are without merit, the Company cannot provide any assurance regarding the outcome or results of this litigation.

ALLIANCE HEALTHCARD, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 23. LEGAL PROCEEDINGS (continued)
States General Life Insurance Company. In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas.). Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. The Company and its subsidiaries, the estate of Mr. Nauert and Mr. Smith have exercised their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. The Company was named as a defendant in this action as a successor-in-interest to ICM.
On October 27, 2009, the Company finalized an agreement with the Peter W. Nauert Revocable Trust in which the Company paid $500,000 as part of a transaction that settled the litigation with States General Life Insurance Company (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas) and by which, as part of and a condition of the settlement, the Company repurchased 1,856,401 shares of its common stock from the Peter W. Nauert Revocable Trust. The Company and all of its subsidiaries involved have received full releases in this action and the action has been dismissed. The repurchase amount paid for the shares was included in the $500,000 settlement payment.
At September 30, 2009, the Company accrued $370,000, inclusive of defense costs, for the resolution of the above matters and other pending litigation matters. While it is possible that the Company may incur additional costs in excess of $370,000, the Company is unable to provide a reasonable estimate of the range of additional costs that may be incurred.
Bankers Fidelity Life Insurance Company. On December 14, 2005, Bankers Fidelity Life Insurance Company filed a demand for arbitration to determine their and the Company’s relative rights arising out of the Prescription Drug Card and our Multi-Service Benefits Agreement. The dispute involves a determination of our responsibilities, as well as certain other contract rights between the Company and Bankers Fidelity Life Insurance. In September 2008 the Company entered into a Mutual Release, Settlement Agreement and Agreement Not to Sue with Bankers Fidelity Life Insurance Company for a full settlement and release of all claims in exchange the Company’s $100,000 settlement payment. The Company reduced accrued liabilities by $100,000 for the year ended September 30, 2008, to reflect this settlement payment.
NOTE 24. SUBSEQUENT EVENTS
On December 7, 2009 the Company issued a press release announcing its corporate name changed to Access Plans, Inc. Pending final approval expected in December 2009, the Company also plans to implement its proposed change of its stock trading symbol.
The corporate name change was the result of a reincorporation merger which became effective on December 7, 2009. This merger, which was approved by shareholders, provided for the Company’s reincorporation in Oklahoma, organization of a corporate holding company structure, and effectively changing the corporate name to “Access Plans, Inc.” by merging with and into one of the Company’s wholly-owned subsidiaries. There is no change in the management, ownership or control of the Company, and there is no required action by shareholders regarding their stock certificates.
On November 18, 2009, the Company’s board of directors approved the prepayment of the remaining balance, net of a 10% discount, of the notes payable to related parties by December 31, 2009.
We evaluated subsequent events through the date the accompanying financial statements were issued, which was December 28, 2009.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009. Management completed its assessment and documentation of the design and operation of our internal controls and procedures for financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Additionally, our Chief Executive Officer and Chief Financial Officer issued their assessment report and concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of September 30, 2009 and were documented and fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.
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
All information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2009 was reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our Directors and Executive Officers
Set forth below is certain information with respect to our executive officers and directors. Our directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Two of our directors, J. French Hill and Russell Cleveland, have terms until our 2010 annual shareholders’ meeting or until their successors are elected and qualified. Executive officers are elected by our Board of Directors and serve at its discretion. Our bylaws provide that the Board of Directors shall consist of that number of members as the Board of Directors may from time to time determine by resolution or election, but not less than five and not more than seven. Our Board of Directors currently consists of seven members.

Name	Age	Position
Danny C. Wright	58	Chairman of the Board of Directors and Chief Executive Officer

Brett Wimberley	47	Director, President and Chief Operating Officer

Rita W. McKeown	56	Chief Financial Officer and Treasurer

Susan Matthews	51	President, Wholesale Plans Division (a subsidiary)

Bradley W. Denison	49	Executive Vice President, General Counsel, and Secretary

David Huguelet	50	President, Retail Plans Division

Michael J. Shiomos	53	President, Insurance Marketing Division

Larry G. Gerdes(1) (2)	60	Director

Mark Kidd (1) (2)	43	Director

John Simonelli (1) (2) (3)	63	Director

Russell Cleveland (2) (3)	70	Director

J. French Hill	52	Director

(1)	Member of the Audit Committee

(2)	Member of the Stock Option and Compensation Committee

(3)	Member of the Nominating and Governance Committee

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
Brett Wimberley has served as one of our Directors, President and as Chief Operating Officer since May 2007 and has served as Chief Operating Officer of our subsidiary Benefit Marketing Solutions (BMS) since February 2002. Mr. Wimberley has been President of Southwest Brokers, Inc., a commercial real estate company, since February 1987. Mr. Wimberley served as President of Universal Marketing Services from October 1996 to December 2000 and Foresight, Inc. from December 1999 to December 2000. From January 1990 to September 1996, Mr. Wimberley served in various sales positions for United Bank Services, last as Senior Vice President. Mr. Wimberley holds a BBA and MBA from the University of Oklahoma.
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
Susan Matthews has served as our President of our Wholesale Plans Division since September 15, 2009. Prior to September 15, 2009, Ms. Matthews formerly served as Executive Vice President of Alliance HealthCard since. May 2007 and Executive Vice President of Sales & Marketing for our subsidiary Benefit Marketing Solutions since January 2003. From 2000 to 2003, she co-founded Club Source Group, a company formed to market club programs to various industries. Ms. Matthews served as Marketing Director for Foresight, Inc. from 1989 until it was sold in 1999. From 1984 to 1999 she served in various capacities with United Bank Services and Steve Owens & Associates marketing club programs to financial institutions. Ms. Matthews received her BBA from the University of Oklahoma.
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
David Huguelet has served as President of our Retail Plans Division since September 15, 2009. Prior to September 15, Mr. Huguelet served as the Senior Vice President of New Business Development of Benefit Marketing Solutions since January 2005. From 2003 to 2004 he was a Director of New Business Development for Aon Innovative Solutions, a major provider of extended service contracts to retailers. Mr. Huguelet served as Vice President of Lyndon Insurance Group, a subsidiary of Protective Life, from 2001 to 2003. From 1989 to 2001, Mr. Huguelet served in various capacities, including Business Board Chairman, with American Bankers Insurance Group, now Assurant. From 1984 to 1989, Mr. Huguelet served in various capacities with Household Finance, now HSBC. Mr. Huguelet holds a Bachelor of Science in Business Administration from the University of North Carolina at Greensboro, an MBA from Barry University, a CLU designation and a CPCU designation.
Michael J. Shiomos has served as President of our Insurance Marketing Division since August 2009. From 2005 to 2009, he served as National Marketing Director of US Health Group, a health insurance organization owned by Credit Suisse. During 2004 and 2005, Mr. Shiomos was Vice President of Sales for Mark Lee International and from 1998 to 2004 was a Managing General Agent for Colonial Supplemental Insurance. From 1990 to 1997, he served in various capacities for Design Benefit Plans and last as Executive Vice President. Mr. Shiomos received his BA from Catawba College.
Larry G. Gerdes has served as one of our Directors since February 1, 2001. Mr. Gerdes has served as Chief Executive Officer of Transcend Services, Inc. since May 1993 and as Chairman of the Board since 1995. In addition, he served as President of Transcend Services, Inc. from May 1993 to September 2009. From 1991 to 1993, Mr. Gerdes was a private investor. Mr. Gerdes serves on the board of Transcend Services, Inc. (TRCR) and CME Group (CME). For the five years prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, including Chief Financial Officer and Executive Vice President.
John Simonelli has served as one of our Directors since May 12, 2008. Mr. Simonelli served as Chairman of the Board and Chief Executive Officer of Graymark Healthcare, Inc. (GRMK) from February 3, 2005 until July 23, 2008 and served as its President and Chief Operating Officer from August 18, 2003 to February 3, 2005. Mr. Simonelli is an independent business consultant who has extensive experience in the planning, development, and funding of emerging growth companies. He served as a director of Access Plans USA, Inc. (formerly Precis, Inc.) from December 2000 until July 2001. From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998. Mr. Simonelli has served in various as chairman of the board of directors, a director, chief executive officer, or executive officer of a number of public companies including Laboratory Specialists of America, Inc., The Vialink Company (formerly Applied Intelligence Group, Inc.), MBf USA, Inc. (formerly American Drug Screens, Inc.), Unico, Inc. (formerly CMS Advertising, Inc.), Moto Photo, Inc., and TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.).

Mark Kidd has served as one of our Directors since May 12, 2008. . Mr. Kidd served as Chief Financial Officer and Secretary of Graymark Healthcare, Inc. a publicly-held company engaged in retail pharmacy and sleep disorder diagnoses, from August 18, 2003 until July 23, 2008 and now serves as their SEC Reporting Manager. Mr. Kidd has over 20 years experience in finance and accounting. Mr. Kidd is also Chief Executive Officer of C&L Supply, Inc., a privately-held wholesale distribution company which serves customers in seven states. Mr. Kidd is also a co-owner of RandMark, LLC, a privately-held company. Mr. Kidd served as Chief Financial Officer of Access Plans USA (formerly Precis, Inc.) from August 1999 until January 2002 and as a director from January 2000 until February 2002. He also served as President, Chief Operating Officer, Secretary and a Director of Foresight, Inc., formerly a wholly-owned subsidiary of Access Plans USA, from February 1999 until January 2002. Mr. Kidd served as President of Paceco Financial Services, Inc., a privately-held regulated savings company, from March 1998 until December 2000. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.
J. French Hill was appointed to our Board of Directors on April 1, 2009 in conjunction with our merger acquisition of Access Plans USA, Inc. and will hold that position until our 2010 annual shareholders meeting and until his successor is elected or his resignation or death. Mr. Hill joined the board of directors of Access Plans USA, Inc. in January 2003 and was named Chairman of the Board of Directors on August 20, 2007. In 1999, Mr. Hill founded Delta Trust & Banking Corp., a privately held banking, trust and investment brokerage company headquartered in Little Rock, AR, following a six year career with Arkansas’ largest publicly traded holding company, First Commercial Corp. First Commercial was sold in 1998 to Regions Financial Corp. (RF). As an executive officer of First Commercial, Mr. Hill was chairman of the bank holding company’s trust division and its investment brokerage dealer subsidiary from 1995 until 1998. He also oversaw a number of other staff functions in the company from 1993 through 1998 including human resources, executive compensation, bank compliance, credit review and strategic planning. During the last five years he has served as a member of the board of directors of these companies: Delta Trust & Banking Corp. and its affiliates (1999 to present); Research Solutions LLC, a privately held company in the clinical trials business (1999 to 2008), and Syair Designs LLC, a privately held company in the aircraft lighting systems business (2000-2003). From May 1989 through January 1993, Mr. Hill was a senior economic policy official in the George H. W. Bush Administration on the staff of the White House and as deputy assistant secretary of the U.S. Treasury. Mr. Hill graduated magna cum laude in economics from Vanderbilt University.
Russell Cleveland was appointed to our Board of Directors on April 1, 2009 in conjunction with our merger acquisition of Access Plans USA, Inc. and will hold that position until our 2010 annual shareholders meeting and until his successor is elected or his resignation or death. Mr. Cleveland became a director of Access Plans USA, Inc. in September 2005. He is the Founder, President, and Chief Executive Officer of Renn Capital Group, Inc., a privately held investment management company. He has held these positions since 1972. Mr. Cleveland has 40 years experience in the investment business, of which 31 years has been spent as a portfolio manager specializing in the investment of common stocks and convertibles of small private and publicly traded companies. A graduate of Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts and, during the course of his career, has served on numerous boards of directors of public and private companies. Mr. Cleveland currently serves on the Boards of Directors of Renaissance III, RUSGIT, Cover-All Technologies, Inc., CaminoSoft Corp., Digital Recorders, Inc., Integrated Security Systems, Inc. and BPO, Inc., all of which are publicly traded companies.
Committees of the Board of Directors
Our Board of Directors has three standing committees: the Audit Committee, the Stock Option and Compensation Committee, and Nominating and Governance Committee.
Audit Committee
Our Audit Committee is currently comprised of Messrs. Gerdes, Simonelli, and Kidd, oversees our accounting and reporting processes and the audits of our financial statements.
Each of Messrs. Gerdes, Simonelli, and Kidd is “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. Furthermore, our Board of Directors has determined that both of Messrs. Gerdes and Kidd qualify as audit committee financial experts as defined in Item 401(h)(2) of Regulation S-K. The Report of the Audit Committee appears below. The Audit Committee Charter is posted in the Investors Relations section of our website, www.alliancehealthcard.com. The Audit Committee held five meetings during the fiscal year ended September 30, 2009.

Stock Option and Compensation Committee
The Stock Option and Compensation Committee (the “Compensation Committee”) that is comprised of Messrs. Gerdes, Simonelli, Kidd, Hill and Cleveland acts as administrator of our stock option plan and makes recommendations concerning the establishment of additional employee benefit plans and compensation of our executive officers and directors. Each member of the Compensation Committee is “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. The Report of the Compensation Committee appears below. The Stock Option and Compensation Committee Charter is posted in the Investors section of our website, www.alliancehealthcard.com. The Compensation Committee held one meeting during the fiscal year ended September 30, 2009.
Nominating and Governance Committee
The Nominating and Corporate Governance Committee (a) monitors and oversees matters of corporate governance, including the evaluation of the performance and processes and the “independence” of directors of our Board of Directors, and (b) selects, evaluates and recommends to the Board qualified candidates for election or appointment to our Board. This Committee consists is of Messrs. Simonelli, Hill and Cleveland, each being “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. The Nominating and Governance Committee Charter is posted in the Investors section of our website, www.alliancehealthcard.com. Because this Committee was recently chartered and formed, it has not previously met. The nominee directors were nominated by our Board of Directors prior to formation of the Nominating and Governance Committee.
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
The Code may be found on our website at www.alliancehealthcard.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non- substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years. A copy of the Code may be obtained by written request addressed to Bradley W. Denison, General Counsel and Corporate Secretary, Alliance HealthCard, Inc., 900 36th Avenue, NW, Norman, Oklahoma 73072.
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

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the cash and non-cash compensation of the individuals that served as Alliance HealthCard’s Chief Executive Officer, Chief Financial Officer paid or accrued during the fiscal years ended September 30, 2009, 2008 and 2007 and its three other most highly compensated executive officers that were serving at September 30, 2009.
SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principle Position	Year	Salary	Bonus	Awards(1)	Compensation	Total
Danny C. Wright	2009	$200,000	$—	$—	$—	$200,000
Chief Executive Officer	2008	$200,000	$—	$—	$—	$200,000
	2007	$180,358	$—	$—	$—	$180,358

Brett Wimberley	2009	$175,000	$—	$—	$—	$175,000
Director, President	2008	$175,000	$—	$—	$—	$175,000
and Chief Operating Officer	2007	$118,817	$—	$—	$—	$118,817

Bradley W. Denison	2009	$250,000	$10,400	$	$—	$260,400
Senior Vice President, General	2008	$250,000	$10,400	$6,096	$—	$266,496
Counsel and Secretary	2007	$205,743	$4,800	$—	$—	$210,543

Rita W. McKeown	2009	$100,671	$9,000	$—	$—	$109,671
Chief Financial Officer	2008	$94,000	$5,000	$—	$—	$99,000
and Treasurer	2007	$87,833	$—	$11,500	$—	$99,333

Susan Matthews	2009	$175,000	$—	$—	$—	$175,000
Executive Vice President	2008	$175,000	$—	$—	$—	$175,000
of Sales and Marketing	2007	$118,792	$—	$—	$—	$118,792
Outstanding Equity Awards at Fiscal Year-End
During the year ended September 30, 2009, no options to purchase our common stock were exercised by the named executive officers. The following table sets forth information related to the number and value of options held by the named officers at September 30, 2009.
Outstanding Equity Awards at September 30, 2009

	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Un-exercisable	Price(1)	Date
Danny C. Wright	-0-	-0-	$-0-	N/A
Brett Wimberley	-0-	-0-	$-0-	N/A
Bradley Denison	7,500	-0-	$1.00	May 13, 2018
Rita McKeown	23,410	-0-	$0.83	October 1, 2009
	6,000	-0-	$1.00	October 1, 2010
	4,999	-0-	$1.01	May 26, 2014
	10,000	-0-	$1.15	February 15, 2017
Susan Matthews	-0-	-0-	-0-	N/A

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on September 30, 2009 was $1.00.

Equity Compensation Plans
Alliance HealthCard, Inc. 2000 Stock Option Plan
For the benefit of our employees, directors and consultants, we have adopted the Alliance HealthCard, Inc. 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes as well as option that do not qualify as incentive stock options, to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the 2000 Plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock reserved for issuance under the plan is 2,806,691. As of September 30, 2009, options exercisable for the purchase of 1,601,787 common stock shares had been granted under the 2000 Plan.
Our Stock Option and Compensation Committee administers and interprets the 2000 Plan (unless delegated to a committee) and has authority to grant options to all eligible participants and determine the types of options granted, the terms, restrictions and conditions of the options at the time of grant.
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
Options qualifying as incentive stock options are exercisable only by an optionee during the period ending three months after the optionee ceases to be our employee, a director or non-employee service provider. However, in the event of death or disability of the optionee, the incentive stock options are exercisable for one year following death or disability and in the event of the retirement of the optionee, our board of directors may designate an additional period for exercise. In any event options may not be exercised beyond the expiration date of the options. Options may be granted to our key management employees, directors, key professional employees or key professional non-employee service providers. Options granted non-employee directors and non-employee service providers do not qualify as incentive stock options. No option may be granted after December 31, 2010. Options are not transferable except by will or by the laws of descent and distribution.
Alliance HealthCard, Inc. 2009 Equity Compensation Plan
On October 13, 2009, our board of directors approved and adopted the Alliance HealthCard, Inc. 2009 Equity Compensation Plan (the “2009 Plan”). The 2009 Plan became effective on December 7, 2009
The 2009 Plan is established to create equity compensation incentives designed to motivate our directors and employees to put forth maximum effort toward our success and growth and enable our ability to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to our success. The 2009 Plan provides for the grant of stock options, including incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)), restricted stock awards, performance units, performance bonuses and stock appreciation rights to our employees and the grant of nonqualified stock options, stock appreciation rights and restricted stock awards to non-employee directors, subject to the conditions of the 2009 Plan (“Incentive Awards”).
The 2009 Plan consists of three separate plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan. Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. Each incentive award will be pursuant to a written award agreement. The 2009 Plan is designed to provide flexibility to meet our needs in a changing and competitive environment while minimizing dilution to our shareholders. We do not intend to use all incentive elements of the 2009 Plan at all times for each participant but will selectively grant the incentive awards and rights to achieve long-term goals.
The Plan has a term ending October 30, 2019 during which incentive awards may be granted; the 2009 Plan will continue in effect until all matters relating to the payment of incentive awards and administration are settled.
Shares Subject to the 2009 Plan. Incentive awards may be made for a total of 2,550,000 shares of our common stock of which 2,550,000 are to be used for the grant of incentive stock options. During the term of the 2009 Plan, we are required to reserve and keep available sufficient shares to satisfy the requirements of the 2009 Plan.

Administration of the Plan by the Committee. The Non-Executive Officer Participant Plan is administered by our Stock Option and Compensation Committee (the “Compensation Committee”). The Compensation Committee may, at its discretion, delegate authority to the Regular Award Committee, a committee appointed by our Compensation Committee, to administer the Non-Executive Officer Participant Plan to the extent permitted by applicable law, rule or regulation. The Regular Award Committee may only act within guidelines established by the Compensation Committee. The Executive Officer Participant Plan is administered by the Compensation Committee. Subject to the provisions of the 2009 Plan, our Compensation Committee or Award Committee (the “Committee”) shall have exclusive power to:
•	Select the employees to participate in the 2009 Plan;
•	Determine the time or times when incentive awards will be made;
•	Determine the form of an incentive award (stock option, restricted stock award, performance unit, performance bonus or stock appreciation right), the number of common stock shares or performance units subject to the incentive award, the amount and all the terms, conditions (including performance requirements), restrictions and limitations of an incentive award, including the time and conditions of exercise or vesting, and the terms of any incentive award agreement;
•	Determine whether incentive awards will be granted singly or in combination;
•	Accelerate the vesting, exercise or payment of an inventive award or the performance period of an incentive award;
•	Determine extent an incentive award may be deferred, either automatically or at the election of the participant or the Committee; and
•	Take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan.
Our board of directors has the exclusive power to select non-employee directors to participate in the 2009 Plan and to determine the number of non-qualified stock options, stock appreciation rights or shares of restricted stock awarded to the participating directors. Our Compensation Committee administers all other aspects of the Incentive Awards made to participating directors.
The Committee in its sole discretion shall have the authority, subject to the provisions of the 2009 Plan, to establish, adopt, or revise such rules and regulations and to make all determinations relating to the 2009 Plan, as it may deem necessary or advisable for the administration. The Committee’s interpretation of the 2009 Plan or any incentive awards and all decisions and determinations by the Committee shall be final, binding, and conclusive.
The 2009 Plan and the incentive awards are intended to qualify as “qualified performance based compensation” under Section 162(m) of the Code. Accordingly, the Committee will make determinations as to performance targets and all other applicable provisions of the 2009 Plan as necessary in order for it and incentive awards to satisfy the requirements of Section 162(m) of the Code.
Grant of Awards. Awards granted under the 2009 Plan shall be subject to the following conditions:
•	The aggregate number of common stock shares subject to the grant of stock options or stock appreciation rights to an employee in any calendar year may not exceed 500,000;
•	The aggregate number of common stock shares subject to the grant of restricted stock awards and performance unit awards to an employee in any calendar year may not exceed 250,000;
•	The maximum amount made subject to the grant of performance bonuses to an employee in any calendar year may not exceed $500,000;
•	Any common stock shares related to incentive awards which (i) terminate by expiration, forfeiture, cancellation or otherwise, (ii) are used or withheld to pay an incentive award’s exercise price or withholding taxes, or (iii) are exchanged in the Committee’s discretion for incentive awards not involving common stock, will be available again for grant and shall not be counted against the 2,550,000 shares authorized under the 2009 Plan;

•	Any common stock shares delivered by us in payment of an incentive award authorized under may be authorized and unissued common stock or common stock held as treasury shares;
•	The Compensation Committee has the sole discretion to determine the manner in which fractional shares arising under the 2009 Plan will be treated;
•	The Compensation Committee will from time to time establish guidelines for the Regular Award Committee regarding the grant of incentive awards to employees;
•	Separate certificates or a book-entry registration representing common stock shares will be delivered to a participant upon the exercise of any stock option;
•	The Committee is prohibited from canceling, reissuing or modifying incentive awards if the action will have the effect of increasing the exercise price of options or re-pricing the participant’s incentive award adversely to the participant’s benefit without the prior written consent of the participant;
•	Our non-employee directors may only be granted nonqualified stock options, stock appreciation rights or restricted stock awards;
•	The aggregate number of our common stock shares made subject to the grant of stock options or stock appreciation rights to any individual non-employee director in any calendar year may not exceed 100,000;
•	In no event may more than 75,000 shares of restricted stock be awarded to any individual non-employee director in any calendar year; and
•	The maximum term of any incentive award may not exceed 10 years.
Grant of Options. Subject to the terms of the 2009 Plan, the Committee grants and determines the terms and conditions of options (incentive stock options or non-qualified stock options) granted to our employees. Our board of directors may grant non-qualified stock options to our non-employee directors and determine the terms and conditions of those options, subject to the terms of the 2009 Plan. Each option must be evidenced by an award agreement executed by the participant and us, and shall contain such terms and conditions and be in a form as the Committee may from time to time approve. Each option will be subject to the following conditions:
•	Exercise Price — The option exercise price must be stated and set by the Committee at the date of grant at the “fair market value” of our common stock on that date;

•	Form of Payment — The exercise price of an option may be paid in cash or by check, bank draft or money order payable to the order of the Company;
by delivering our common stock shares having a “fair market value” on the date of payment equal to the amount of the exercise price, unless this payment of the exercise price would result in an adverse accounting charge or expense for financial accounting purposes with respect to the shares used to pay the exercise price unless otherwise determined by the Committee; or a combination of the foregoing.
The Committee may permit an option to be exercised by a broker-dealer acting on behalf of a participant through procedures approved by the Committee.
Exercise of Options — Options may be exercised, in whole or in installments and at times, and may expire at the time, as provided in the incentive award agreement.

Other Terms and Conditions. Among other conditions that may be imposed by the Committee, if deemed appropriate, relate to:
•	the period or periods and the conditions of exercisability of an option;
•	the minimum periods during which participants must be employed with us or must hold options before they may be exercised;
•	the minimum periods during which shares acquired upon exercise must be held before sale or transfer would be permitted;
•	conditions under which the options or shares may be subject to forfeiture;
•	the frequency of exercise or the minimum or maximum number of shares that may be acquired at any one time;
•	our achievement of specified performance criteria; and
•	non-compete and protection of business matters.
Special Restrictions Relating to Incentive Stock Options — Options issued in the form of Incentive Stock Options may only be granted to our employees.
Grant of Restricted Stock Awards. The Committee may grant a restricted stock award to an employee in its discretion; similarly our board of directors may grant a restricted stock award to our non-employee directors. Each restricted stock award may be evidenced in the manner as the Committee deems appropriate, including, without limitation, a book-entry registration or issuance of a stock certificate or certificates, and by an incentive award agreement setting forth the terms of the restricted stock award. A restricted stock award will be subject to the following:
Restriction Period — Each restricted stock award may require the holder to remain in our employment for a prescribed period, vesting conditions, achievement of specified operational, financial or stock performance criteria and the lapse of the restrictions.
Restrictions — The holder of a restricted stock award may not sell, transfer, pledge, exchange, hypothecate, or otherwise dispose of the common stock shares represented by the restricted stock award during the applicable restriction period. The Committee may impose other restrictions and conditions on any common stock shares covered by a restricted stock award deemed advisable including restrictions under applicable securities laws, and may legend the certificates representing restricted stock to give appropriate notice of the restrictions.
Rights as Stockholders — During any restriction period, the Committee may, in its discretion, grant to the holder of a restricted stock award all or any of the rights of a shareholder with respect to the shares, including the right to vote the shares and to receive dividends. If any dividends or other distributions are paid in common stock shares, those shares shall be subject to the same restrictions on transferability as the shares of restricted stock with respect to which they were paid.
Grant of Awards. The Committee may grant monetary units (“performance units”) to our employees. Each incentive award of performance units will be evidenced by an incentive award agreement setting the terms and conditions and in a form as the Committee may approve. Each incentive award of performance units will be subject to the terms and conditions established by the Committee including those relating to
•	The minimum periods during which participants must be employed by us;

•	Conditions under which the performance units may be subject to forfeiture;

•	Our achievement of specified performance criteria; and

•	Non-compete and protection of business matters.

The Committee will establish performance targets for each incentive award for a period of no less than a year based upon some or all of the performance criteria. The Committee shall also establish such other terms and conditions as it deems appropriate to incentive award. The incentive award may be paid out in cash or our common stock shares as determined in the sole discretion of the Committee.
Grant of Performance Bonus. The Committee may grant a cash bonus (“performance bonus”) to our selected employees. The Committee will determine the amount that may be earned as a performance bonus in any period of one year or more upon the achievement of a performance target established by the Committee. The Committee will select the applicable performance target for each period in which a performance bonus is awarded. The performance target shall be based upon operational, financial or performance criteria. Payment of a performance bonus will be made within 60 days of its certification of achievement of applicable the performance target unless the participant-employee has previously elected to defer payment pursuant to a non-qualified deferred compensation plan adopted by us. Payment of a performance bonus may be made in either cash or our common stock shares as determined in the sole discretion of the Committee.
Grant of Stock Appreciation Rights. The Committee may grant a stock appreciation right (“SAR”) to our employees or non-employee directors. Any SAR granted will be deemed to be an incentive award. SARs may be granted as an independent incentive award separate from an option or granted in tandem with an option. Each grant of a SAR shall be evidenced by an incentive award agreement setting forth the terms and conditions and be in a form as the Committee may from time to time approve, subject to the requirements of the 2009 Plan. The exercise price of the SAR shall not be less than the “fair market value” of a common stock share on the date of the grant of the SAR.
SARs will be exercisable in whole or in installments and at the times provided in the incentive award agreement. The amount payable with respect to each SAR will be equal in value to the excess, if any, of the “fair market value” of a common stock share on the exercise date over the exercise price of the SAR. Payment of amounts attributable to a SAR will be made in our common stock shares or cash as provided in the incentive award agreement.
SARs may be granted in tandem with an option, in which event, the participant will have the right to elect to exercise either the SAR or the option. Upon the participant’s election to exercise one of these incentive awards, the other tandem award will automatically terminate. In the event a SAR is granted in tandem with an incentive stock option, the Committee will subject the SAR to restrictions necessary to ensure satisfaction of the requirements under Section 422 of the Code.
Stock Adjustments. In the event that the common stock shares as constituted on the effective date of the 2009 Plan
•	changes into or are exchangeable for a different number or kind of shares of our stock or other securities or those of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock split, combination of shares or otherwise), or

•	if the number of those common stock shares will be increased through the payment of a stock dividend, or

•	if rights or warrants to purchase our securities will be issued to holders of our outstanding common stock, then there will be substituted for or added to each share available under and subject to the 2009 Plan, and each share theretofore appropriated under the Plan, the number and kind of shares of stock or other securities into which each outstanding common stock share will be changed or for which each share will be exchanged or to which each share will be entitled, as the case may be, on a fair and equivalent basis in accordance with the applicable provisions of Section 424 of the Code; provided, however, with respect to options, in no event will the adjustment result in a modification of any option as defined in Section 424(h) of the Code. No fractional common stock shares or units of other securities will be issued pursuant to any adjustment, and any fractions resulting from any adjustment will be eliminated by rounding downward to the nearest whole share.
Amendment or Termination of Plan. Our board of directors may alter, suspend or terminate the 2009 Plan and amend the 2009 Plan in any manner, but may not without shareholder approval adopt any amendment that would increase the aggregate number of common stock shares available under the 2009 Plan (except by described above), materially modify the requirements as to eligibility for participation, or materially increase the benefits to participants.

Termination of Employment; Termination of Service. If an employee’s employment with us terminates for a reason other than death, disability, retirement, or any approved reason, all unexercised, unearned, or unpaid incentive awards, including Incentive Awards earned, but not yet paid, all unpaid dividends and dividend equivalents, and all associated accrued interest, if any, will be cancelled or forfeited, unless the employee’s incentive award agreement provides otherwise. The Compensation Committee will determine the events constituting disability, retirement, or termination for an approved reason, and determine the treatment of a participant under the 2009 Plan in the event of his death, disability, retirement, or termination for an approved reason. The Committee shall also determine the method, if any, for accelerating the vesting or exercisability of any Incentive Awards, or providing for the exercise of any unexercised Incentive Awards in the event of an employee’s death, disability, retirement, or termination for an approved reason.
In the event a non-employee terminates service as a director, the unvested portion of any Incentive Award will be forfeited, unless otherwise accelerated pursuant to the terms of the non-employee director’s incentive award agreement or by our board of directors. The non-employee director will have the remaining term following the date he ceases to be a director to exercise any non-qualified stock options or stock appreciation rights that are otherwise exercisable on his date of termination of service.
Non-transferability of Incentive Awards. The Incentive Award may be exercised during the lifetime of the participant only by the participant. More particularly, the Incentive Award will not be assigned, transferred (except as discussed above), pledged or hypothecated in any way whatsoever, will not be assigned by operation of law, and will not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge hypothecation, or other disposition of the award contrary to the applicable transfer restrictions, will be null and void and without effect. However, in the event of a participant’s death, the Incentive Award may be transferred in accordance with a participant’s will, the applicable laws of descent and distribution or, with respect to Incentive Awards other than incentive stock options, a beneficiary designation that is in a form approved by the Committee and in compliance with the provisions of the 2009 Plan and the applicable incentive award agreement.
Withholding Taxes. We are entitled to deduct from any payment or delivery of shares under the 2009 Plan the amount of all applicable income and employment taxes required by law to be withheld with respect to the payment or share delivery, or may require the participant to pay to us the tax prior to and as a condition of the making of the payment or share delivery. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a participant to pay the amount of the taxes required to be withheld from an Incentive Award by (i) directing us to withhold from any payment or share delivery the number of common stock shares having a “fair market value” on the date of payment or share delivery equal to the amount of the required withholding taxes or (ii) delivering to us common stock shares owned for not less than six months (“mature shares”) having a “fair market value” on the date of payment or share delivery equal to the amount of the required withholding taxes.
Change of Control. Incentive Awards granted may, in the discretion of the Committee, provide in the incentive award agreement that the Incentive Awards will immediately vest, become fully earned and exercisable upon the occurrence of an event that constitutes a “change of control.” In general a “change of control” will occur upon a person or a group (as defined in Treasury Regulation Section 1.409A-3(i)(5)(v)(B) acquiring 40% or more of our shareholder total voting rights or substantially all of our assets within a 12-month period, or a majority of our directors are replaced within a 12-month period.
Amendments to Incentive Awards. Unless otherwise prohibited, the Committee may at any time unilaterally amend the terms of an incentive award agreement, whether or not then exercisable or vested. However, amendments that are adverse to the participant require the participant’s consent.
Regulatory Approval and Listings. We are required to use our best efforts to register the common stock shares issuable pursuant to the 2009 Plan under the Securities Act of 1933, as amended, under a Form S-8 Registration Statement and maintain that registration. We do not have an obligation to issue common stock shares under the 2009 Plan prior to:
•	the obtaining of any approval from, or satisfaction of any waiting period or other condition imposed by, any governmental agency that the Committee determines necessary or advisable; and
•	the completion of any registration or other qualification of the shares under applicable federal or state law, regulation or ruling of any governmental body that the Committee determines necessary or advisable.
Governing Law. The 2009 Plan is governed by and construed in accordance with the laws of the State of Oklahoma except as superseded or preempted by applicable federal law.
Other Laws. The Committee or our board of directors may refuse to issue or transfer any common stock shares or other consideration under an Incentive Award if, acting in its sole discretion, it determines that the issuance or transfer of the shares or the other consideration might violate any applicable law or regulation or entitle us to recover the shares or any gain or profit attributable to those shares under Section 16(b) of the Securities Exchange Act of 1934, as amended, and any payment tendered to us by a participant, other holder or beneficiary in connection with the exercise of an Incentive Award will be promptly refunded to the applicable participant, holder or beneficiary.

Employment Arrangements and Keyman Insurance
We have employment agreements with Danny C. Wright, Brett Wimberley and Susan Matthews executed on March 1, 2007.
Pursuant to the employment agreement with Danny C. Wright, he agreed to serve as the President and Chief Executive Officer of our subsidiary, AHC — Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. We agreed to pay to Mr. Wright a base annualized salary of $200,000. In addition to the base salary, Mr. Wright is eligible to be considered for annual bonuses to be determined by our Board of Directors.
Pursuant to the employment agreement with Brett Wimberley, he agreed to serve as the Chief Operating Officer of our subsidiary, AHC — Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. We agreed to pay to Mr. Wimberley a base annualized salary of $175,000. In addition to the base salary, Mr. Wimberley is eligible to be considered for annual bonuses to be determined by our Board of Directors.
Pursuant to the employment agreement with Susan Matthews, she agreed to serve as the Executive Vice President of our subsidiary, AHC — Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. We agreed to pay to Ms. Matthews a base annualized salary of $175,000. In addition to the base salary, Ms. Matthews is eligible to be considered for annual bonuses to be determined by our Board of Directors.
We do not maintain any key-man insurance covering the death or disability of any of our executive officers.
Compensation of Directors
In May 2008, we adopted a compensation policy for our independent directors. This policy provides that the directors qualifying as independent directors are entitled to receive stock options exercisable for the purchase of 10,000 common stock shares upon initially becoming a member of the board of directors, annually stock options exercisable for the purchase of 5,000 common stock shares, and $1,000 per calendar quarter. Prior to adoption of this compensation policy, other than through the receipt of discretionary stock option grants, our directors were not compensated for attending board or committee meetings. Directors who were also our employees receive no additional compensation for serving as directors or on a board committee. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board of directors and its committees.
During the fiscal year ended September 30, 2009, the members of our board of directors received the following compensation:
•	payment of $1,000 for each calendar quarter;
•	reimbursement for travel and out of pocket expenses in connection with their attendance at board and committee meetings; and
•	stock options to the non-employee board members, all of which remain outstanding at September 30, 2009

Director Name	Options Granted
J. French Hill	10,000
Russell Cleveland	10,000

In 2009, the following directors received compensation in the following aggregate amounts:

	Fees Earned	Option
	or	Awards
Name	Paid in Cash	(1)	Total
John Simonelli	$4,000	$6,006	$10,006
Mark R. Kidd	$4,000	$—	$4,000
Larry G. Gerdes	$4,000	$—	$4,000
J. French Hill	$2,000	$1,785	$3,785
Russell Cleveland	$2,000	$1,785	$3,785

(1)	Alliance HealthCard used the Black Scholes option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements appearing above in this report, to determine the value of the amounts for Option Awards.
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
The following table presents certain information as to the beneficial ownership of our common stock as of December 12, 2009 and the beneficial ownership of the common stock of (i) each person who is known to us to be the beneficial owner of more than 5% thereof, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among our executive officers, directors and 5% and greater shareholders, except as otherwise indicated by footnote. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the named person has the right to acquire within 60 days of the above-referenced date pursuant to exercise of stock options and other types of purchase rights and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Shares
	Owned	Rights		% of
Name (and Address)	Of	To	Total	Ownership
of Beneficial Owner	Record	Acquire	Shares	(1)

Danny Wright (2)(8) 900 36th Avenue, NW Norman, Oklahoma 73072	3,994,900	-0-	3,994,900	20.2%

Brett Wimberley (3)(8) 900 36th Avenue, NW Norman, Oklahoma 73072	3,966,327	-0-	3,966,327	20.1%

Susan Matthews (4) 900 36th Avenue, NW Norman, Oklahoma 73072	1,990,000	-0-	1,990,000	10.1%

RENN Capital (5) 4929 W. Royal Lane, Suite 200 Irving, TX 75063	1,561,554	18,387	1,579,941	8.0%

Russell Cleveland (5)(8)	1,561,554	18,387	1,579,941	8.0%

Robert D. Garces	669,600	415,000	1,084,600	5.5%

Thomas W. Kiser	633,050	380,000	1,013,050	5.1%

Larry G. Gerdes (7)(8)	176,665	145,000	321,665	1.6%

John Simonelli (8)	5,000	85,000	90,000	0.5%

J. French Hill (8)	5,000	26,839	31,839	0.2%

Rita W. McKeown (6)	-0-	26,999	26,999	0.1%

David Huguelet (9)	900	4,500	5,400	** %

Bradley W. Denison (10)	1,500	7,500	9,000	** %

Mark Kidd (8)	5,000	10,000	15,000	** %

All directors and officers as a group of 13 individuals	13,009,495	1,119,225	14,128,720	71.4%

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

(1)	Rounded to the nearest one-tenth of one percent, based upon 19,277,304 shares of common stock outstanding at December 14, 2009.

(2)	Mr. Wright is our Chairman of Board of Directors and Chief Executive Officer.

(3)	Mr. Wimberley is one of our directors and our President and Chief Operating Officer.

(4)	Ms. Matthews is President of our subsidiary, Benefit Marketing Solutions, LLC.

(5)	The beneficial shares owned are held of record by Global Special Opportunities Trust PLC (268,997 shares), RENN Global Entrepreneurs Fund, Inc. (formerly Renaissance Capital Growth & Income Fund III, Inc.) (313,175 shares), Premier RENN Entrepreneurial Fund Limited (formerly Premier RENN US Emerging Growth Fund Limited) (417,306 shares), Renaissance US Growth Investment Trust PLC (562,076 shares), each of which is an investment fund managed by RENN Capital Group, Inc. Mr. Cleveland controls RENN Capital Group, Inc. and is also deemed to be the beneficial owner of those common stock shares. Mr. Cleveland serves as one of our directors.

(6)	Ms. McKeown is our Chief Financial Officer.

(7)	The number of shares and the percent includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which M. Gerdes is a general partner. Mr. Gerdes serves as one of our directors.

(8)	The named individual is one of our directors.

(9)	Mr. Huguelet is Senior Vice President, New Business Development.

(10)	Mr. Denison is Executive Vice President, General Counsel and Secretary.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Contained below is a description of transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during the years ended September 30, 2009 and 2008. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.
We lease the space for our corporate offices and Wholesale Plans division in Norman, Oklahoma under a lease that expires September 30, 2010. The total space consists of approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors, President and Chief Operating Officer. This lease was executed on May 1, 2005, amended on August 1, 2006, May 1, 2008, and amended effective September 30, 2009. The lease expires on September 30, 2010.
Our office space in Norcross, Georgia, formerly used for our Retail Plans operations was relocated to Irving, Texas on October 1, 2009. Our office lease expired on October 31, 2009.
Our rent expense associated with related party transactions was approximately $199,444 and $167,525 for the years ending September 30, 2009 and 2008, respectively.
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
During the year ended September 30, 2009, Messrs. Wright and Wimberley and Ms. Matthews were paid principal and interest of $926,184, $926,184 and $463,092, respectively.
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
Director Independence
For purposes of determining whether a member of our Board of Directors qualifies as “independent director,” we have selected and utilize the definition of “independent director” within the meaning of Rule 4200 of the Financial Industry Regulatory Association. Currently, five members of our Board of Directors, Larry G. Gerdes, John Simonelli, Mark Kidd, J. French Hill and Russell Cleveland qualify as an “independent director.” Because our other directors are employees, they do not qualify as “independent directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
Effective August 18, 2008, the Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm. To date, Eide Bailly LLP has billed a total of $110,500 for professional services rendered for the audit of our 2009 consolidated financial statements and for the review of our quarterly filings during fiscal 2009.
Tax Fees
The aggregate fees billed by Dunn, Stone & Cunningham for professional services rendered in conjunction with federal, state and local income tax return preparation in 2009 was $10,747. Aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered in conjunction with federal, state and local income tax return preparation in 2008 were $23,300 and both were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 3.2	Bylaws, incorporation by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 4.1	Common stock certificate, incorporation by reference to the Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

Exhibit 10.1	Certificate of Merger Agreement with Access Plans USA, Inc. incorporated by reference to the Form 8K filed with the Commission on November 18, 2008.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Alliance HealthCard, Inc.
December 28, 2009	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

December 28, 2009	By:	/s/ Rita McKeown
Rita McKeown
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002