Form 10-Q
period 2009-12-31
Access Plans Inc
filed 2010-02-16
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30099
Access Plans, Inc.
(Exact name of registrant as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	27-1846323 (I.R.S. Employer Identification No.)
900 36th Avenue, Suite 105, Norman, OK 73072
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (405) 579-8525
Alliance HealthCard, Inc.
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 12, 2010, 19,777,204 shares of the registrant’s common stock, $.001 par value were outstanding.

Registrant Name Change
Following approval by the shareholders of Alliance HealthCard, Inc.(“Alliance HealthCard”), effective December 7, 2009, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc. As a result of the merger, Access Plans, Inc. became a holding company of Alliance HealthCard and its subsidiaries and the registrant under the Securities Exchange Act of 1934, as amended.
Access Plans USA, Inc. acquired on April 1, 2009 is a subsidiary of Alliance Healthcard.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Access Plans, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2009	September 30, 2009
	(Unaudited)	(Derived From Audited Statements)
Assets
Cash and cash equivalents	$5,173,995	$4,108,183
Restricted cash	506,415	470,378
Accounts receivable, net	3,849,095	3,789,790
Advanced agency commissions, net	5,347,383	5,827,406
Deferred income taxes	1,086,861	981,000
Prepaid expenses	76,053	92,922

Total current assets	16,039,802	15,269,679

Furniture, fixtures and equipment, net	361,378	385,967
Goodwill	4,376,339	4,376,339
Intangibles, net	3,734,572	3,975,823
Restricted cash	—	500,000
Deferred income taxes	992,250	1,221,767
Other assets	233,871	243,910

Total assets	$25,738,212	$25,973,485

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$887,938	$766,920
Accrued salaries and benefits	158,712	247,075
Accrued commissions	586,994	641,550
Unearned commissions	5,075,765	5,700,347
Claims liability	947,500	1,102,900
Deferred revenue	877,558	1,023,002
Current portion of notes payable to related parties and other notes	1,605,900	1,647,201
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	3,387,367	2,881,866

Total current liabilities	13,693,734	14,176,861
Notes payable	153,303	302,744

Total liabilities	13,847,037	14,479,605

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,777,204 shares issued and outstanding at December 31, 2009 and 21,633,705 at September 30, 2009, respectively	19,776	21,633
Additional paid-in-capital	11,087,016	11,584,359
Accumulated earnings (deficit)	784,383	(112,112)

Total stockholders’ equity	11,891,175	11,493,880

Total liabilities and stockholders’ equity	$25,738,212	$25,973,485

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008

Net revenues	$13,302,648	$5,668,541
Direct costs	8,799,708	3,087,413

Gross profit	4,502,940	2,581,128

Marketing and sales expenses	581,154	312,316
General and administrative expenses	2,002,659	903,117
Depreciation and amortization	284,026	138,204

Operating income	1,635,101	1,227,491
Other income (expense):
Other income	94,444	—
Interest income	9,021	4,355
Interest (expense)	(47,111)	(47,132)

Total other income (expense):	56,354	(42,777)

Income before income taxes	1,691,455	1,184,714
Provision for income taxes
Current	670,465	404,264
Deferred tax (benefit)	124,495	(175,000)

Total provision for income taxes	794,960	229,264

Net income	$896,495	$955,450

Per share data:
Basic	$0.04	$0.06

Diluted	$0.04	$0.06

Basic weighted
average shares outstanding	20,301,867	14,833,127

Basic weighted diluted
average shares outstanding	20,459,674	14,838,649

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net income	$896,495	$955,450
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit)	124,495	(175,000)
Depreciation and amortization	284,026	138,204
Amortization of loan discount to interest expense	38,643	38,642
Stock option expenses	800	—
Reduction in related party debt	(94,444)	—
Change in operating assets and liabilities:
Receivables	(59,305)	(191,703)
Advanced agency commissions	480,024	—
Prepaid expenses and other assets	26,064	34,728
Accounts payable	121,018	116,201
Accrued salaries and benefits	(88,363)	(20,151)
Accrued commissions	(54,556)	—
Unearned commissions	(624,581)	—
Deferred revenue	(145,443)	(121,428)
Claims and other accrued liabilities	350,101	97,298

Net cash provided by operating activities	1,254,974	872,241

Cash flows from investing activities
Decrease in restricted cash	463,963	—
Investment in LLC	—	(100,000)
Purchase of equipment	(18,185)	(14,119)

Net cash provided by (used in) investing activities	445,778	(114,119)

Cash flows from financing activities
Payments of related party term debt	—	(572,416)
Payments on other debt	(134,940)	—
Purchase of treasury stock	(500,000)	—

Net cash (used in) financing activities	(634,940)	(572,416)

Net increase in cash and cash equivalents	1,065,812	185,706
Cash and cash equivalents at beginning of period	4,108,183	3,012,683

Cash and cash equivalents at end of period	$5,173,995	$3,198,389

See the accompanying notes to the condensed consolidated financial statements.

ACCESS PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
(UNAUDITED)
Following approval by the shareholders of Alliance HealthCard, Inc. (“Alliance HealthCard”), effective December 7, 2009, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc. As a result of the merger, Access Plans, Inc. became a holding company of Alliance HealthCard and its subsidiaries and the registrant under the Securities Exchange Act of 1934, as amended.
NOTE 1 — NATURE OF BUSINESS
Access Plans, Inc. (the “Company”) develops and distributes consumer membership plans and consumer driven healthcare programs.
The Company’s operations are currently organized under four segments:
•	Wholesale Plans Division — plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.
•	Retail Plans Division — plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.
•	Insurance Marketing Division — markets individual major medical health insurance and other insurance products through a national network of independent agents.
•	Corporate Division — includes salary and other expenses for individuals performing services for administration of overall operations of the Company.
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10K.
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the three months ended December 31, 2009 and 2008 are of a normal, recurring nature.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 require entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s financial condition or results of operations.
In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s financial condition or results of operations.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $125,042 and $5,632 respectively at December 31, 2009 and December 31, 2008. We did not record any additional bad debt expense for the quarter ended December 31, 2009.
Advanced Agent Commissions
For our Insurance Marketing Division, the allowance for doubtful recoveries for advanced agent commissions is determined based primarily upon estimates of the recovery of future commissions expected to be earned by the insurance agents to whom advances are outstanding and, where applicable, the agents responsible for the management of those agents. The allowance for doubtful recoveries was $1,474,000 at December 31, 2009 and $1,571,892 at September 30, 2009. The Company did not recognize any bad debt expense on advanced agent commissions during the quarter ended at December 31, 2009.
The allowance for doubtful recoveries reflects significant judgment regarding the estimates used in the determination of the allowance. Accordingly, subsequent actual results may differ from the assumptions and estimates incorporated into the analysis at December 31, 2009.
Revenue Recognition
We recognize revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.

Our revenue recognition varies based on source.
Wholesale and Retail Plans — membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Our wholesale and private label partners bill their customers for the membership fees and periodically remit our portion of the fees to us. For our retail members that are typically billed directly, the billed amount is almost entirely collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
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
Restricted Cash
Restricted cash represents investments with original maturities of one year or less pledged to obtain bonds for regulatory licenses and processing and collection arrangements for credit card and automated clearing house payments.

Investment in LLC
The Company follows the cost method for all investments in non controlled entities. The cost method requires the investment to be recorded at cost plus any related guaranteed debt or other contingency. Any earnings are recorded in the period received.
Fair Value of Financial Instruments
FASB ASC 825-10 requires disclosure of fair value information about financial instruments. The carrying amounts reflected in the accompanying balance sheets for cash, cash equivalents, restricted cash, accounts receivable, advanced agency commissions, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of those instruments. The fair value of the notes payable approximates carrying value since stated rates are similar to rates currently available to the Company for debt with similar terms and remaining maturities.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill in business acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. United States generally accepted accounting principles (“GAAP”) specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Intangible assets other than goodwill, acquired on April 1, 2009 as part of Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense totaled $116,250 for the three months ended December 31, 2009.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense totaled $125,000 for each of the three months ended December 31, 2009 and 2008.
The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of December 31, 2009 the Company recognized no impairment losses related to intangible assets.
Management evaluates goodwill for impairment for each reporting period. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized. As of December 31, 2009 and September 30, 2009 the Company recognized no impairment related to our goodwill.

In concluding the impairment analysis, the Company incorporates a sensitivity analysis. Either the discount rate could increase by 30% of the discount rate utilized or the sales growth assumption could decline by 20% and our reporting units would continue to have fair value in excess of carrying value. We do not have any reporting units that are in risk of failing step 1 of our goodwill impairment test.

	Useful	December 31, 2009			September 30, 2009
	Life	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(1,416,678)	$1,083,322	$2,500,000	$(1,291,677)	$1,208,323

Access Plans USA
In-force books of business	5	1,200,000	(180,000)	1,020,000	1,200,000	(120,000)	1,080,000

Agency relationships	8	1,500,000	(140,625)	1,359,375	1,500,000	(93,750)	1,406,250

Proprietary programs	8	300,000	(28,125)	271,875	300,000	(18,750)	281,250

Total		$5,500,000	$(1,765,428)	$3,734,572	$5,500,000	$(1,524,177)	$3,975,823

Amortization expense for the three months ended December 31, 2009 and 2008 was $241,251 and $125,000, respectively.
NOTE 5 — SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the three months ended December 31, 2009 and 2008 are as follows:

	2009	2008

Interest	$20,463	$8,657
Income taxes paid	$267,900	$495,000
NOTE 6 — NOTES PAYABLE TO RELATED PARTIES
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
Pursuant to discussions between the note holders and our independent directors, on November 18, 2009 the disinterested directors accepted a proposal by the note holders for the notes to be paid off early at a 10% discount. The Company recorded a gain of $94,444 as other income for the three months ended December 31, 2009 as a result of the discount. Principal payments of $1,030,348 were made to the note holders on January 6, 2010 and the notes were deemed fully paid.
NOTE 7 — OTHER LONG TERM DEBT
During March 2008, Access Plans USA, Inc. obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty corporation. The current CFG loan matures March 2011, and the loan principal is repayable in equal monthly installments. The interest rate, which is variable, together with the origination fee amortization charge, was 10% at December 31, 2009, the minimum rate provided by the loan agreement. The loan may be prepaid without penalty. Collateral provided to CFG includes rights, only in the event of a default, to cash, accounts receivable, and certain Insurance Marketing commissions from insurance carriers.
Principal and interest payments made on this loan were $155,585 for the three months ended December 31, 2009. Principal payments due on this loan for the Company’s 2010 and 2011 fiscal years are as follows:

Principal
Fiscal Year Ended September 30,	Payments
2010 (remaining payments)	$426,110
2011	$302,745
NOTE 8 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions at December 31, 2009 and September 30, 2009 consist of:

	December 31, 2009	September 30, 2009
Advances funded by:
Insurance carriers	$5,085,038	$5,700,347
Specialty lending corporation	728,855	863,795
Self-funded	1,007,490	835,156

Sub-total	6,821,383	7,399,298
Allowance for doubtful recoveries	(1,474,000)	(1,571,892)

Advanced agent commissions, net	$5,347,383	$5,827,406

The allowance for doubtful recoveries for advanced agent commissions was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company did not recognize any bad debt expense on advanced agent commissions for the three months ended December 31, 2009.

NOTE 9 — INCOME TAXES
Components of income tax expense for the three months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current income tax expense
Federal	$617,306	$357,013
State	53,159	47,251

Total current income tax expense	670,465	404,264

Deferred income tax (benefit)
Federal	109,489	22,078
State	15,006	2,922
State tax credit	—	(200,000)

Total deferred income tax (benefit)	124,495	(175,000)

Net income tax expense	$794,960	$229,264

NOTE 10 — WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses they incur in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with its client’s customer) the client waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when their customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. It is our policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to our clients in the event our reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond Company’s client’s payment obligations following termination of the contractual arrangement or agreement with the Company’s client or the client’s customer. As of December 31, 2009 and September 30, 2009 we recorded an estimated incurred but not reported reimbursements obligation of $947,500 and $1,102,900, respectively.
NOTE 11 — FINANCIAL INSTRUMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities
Level 3: Unobservable inputs
As of December 31, 2009 and September 30, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.
NOTE 12 — TREASURY STOCK
On October 27, 2009, the Company finalized an agreement with the Peter W. Nauert Revocable Trust in which the Company paid $500,000 as part of a transaction that settled the litigation with States General Life Insurance Company (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas) and by which, as part of and a condition of the settlement, the Company repurchased 1,856,401 shares of its common stock from the Peter W. Nauert Revocable Trust for $500,000.
While the shares acquired were not retired until January 2010 the retirement has been recorded as if effected during December 2009 as in keeping with the Board’s intent and authorization.

NOTE 13 — SEGMENT REPORTING
Historically, the Company pursued similar marketing strategies for our Wholesale and Retail Plans Divisions. The divisions were managed at the holding company level.
Effective with the acquisition of Access Plans USA, Inc. on April 1, 2009, the Company began pursuing distinct marketing strategies and developed separate management teams for each division which now consists of the following segments; a) Wholesale Plans; b), Retail Plans; c) Insurance Marketing; and d) Corporate (holding company).
Reportable business segment information follows.
The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended
	December 31,
($ in thousands)	2009	2008	% Change
Net revenues — by segment
Wholesale Plans	$5,138	$4,761	8%
Retail Plans (a)	3,881	2,087	86%
Insurance Marketing	5,475	—	*
Corporate (holding company)	—	—	—
Intercompany Eliminations	(1,191)	(1,179)	1%

Total	$13,303	$5,669	135%

Gross margin — by segment
Wholesale Plans (a)	$1,220	$1,488	(18%)
Retail Plans (a)	2,237	1,093	105%
Insurance Marketing	1,046	—	*
Corporate (holding company)	—	—	—

Total	$4,503	$2,581	74%

Operating income — by segment
Wholesale Plans	$706	$984	(28%)
Retail Plans	935	479	95%
Insurance Marketing	256	—	*
Corporate (holding company)	(262)	(236)	(11%)

Total	$1,635	$1,227	33%

(a)	Gross of intercompany eliminations

*	Percent change not meaningful

	December 31,	September 30,
	2009	2009
Segment assets
Wholesale Plans (a)	$12,262	$10,525
Retail Plans (a)	19,691	18,889
Insurance Marketing	10,559	11,324
Corporate	—	—
Intercompany Eliminations	(16,774)	(14,765)

Total	$25,738	$25,973

(a)	Gross of intercompany eliminations
NOTE 14 — SUBSEQUENT EVENTS
We have evaluated subsequent events through February 15, 2010, the date of these consolidated condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise indicated, the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” in this report refer collectively to Access Plans, Inc., Alliance HealthCard, Inc. and their subsidiaries and our and their executive officers and directors.
Overview
Following approval by the shareholders of Alliance HealthCard, effective December 7, 2009, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc. As a result of the merger, Access Plans, Inc. became a holding company of Alliance HealthCard and its subsidiaries and the registrant under the Securities Exchange Act of 1934, as amended.
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

The Company’s operations are currently organized under four segments:
•	Wholesale Plans Division — plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.
•	Retail Plans Division — plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.
•	Insurance Marketing Division — markets individual major medical health insurance and other insurance products through a national network of independent agents.
•	Corporate Division — includes salary and other expenses for individuals performing services for administration of overall operations of the Company.
Wholesale Plans
The Wholesale Plans Division provides our clients with customized membership marketing plans that leverage their brand names, customer relationships and typically their payment mechanism, plus offer benefits that appeal to their customers. The value provided by the plans to our clients, includes increased customer attraction and retention, plus incremental fee income with limited risk or capital cost.
Our plans are primarily offered at rent-to-own retail stores. Nationwide there are approximately 8,500 locations serving approximately 3.2 million households according to the Association of Progressive Rental Organizations (“APRO”). It is estimated that the two largest rent-to-own industry participants’ account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of companies each with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
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
We currently deliver membership plans to over 210 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At December 31, 2009, our wholesale plans were offered at approximately 4,000 locations. Of the locations at December 31, 2009, 2,850 locations were Rent-A-Center owned locations operated under their brand, Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $3.0 million, (23% of total revenue) during the three months ended December 31, 2009, compared to $2.9 million, (50% of total revenue) during the three months ended December 31, 2008. Revenue attributable to our Wholesale Plans Division accounted for $5.1 million, (39% of total revenue) during the three months ended December 31, 2009 and $4.8 million, (85% of total revenue) during the three months ended December 31, 2008. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which our plans are offered and the sales efforts of those locations. Although our revenue from wholesale plans continues to grow, we expect this revenue source to decline as a percentage of total revenues as we diversify our revenue sources. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of either, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.

Retail Plans
Our Retail Plans Division offerings include healthcare savings plans and association memberships that provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Revenue attributable to our Retail Plans Division was approximately $3.9 million, (29% of total revenue) and $2.1 million, (37% of total revenue) during the three months ended December 31, 2009 and 2008, respectively.
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
America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short-term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 6,200 independent agents. Our primary carriers that we represent include: Golden Rule Insurance Company, World Insurance Company, American Community Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — provides agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.
•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies.
•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests.
•	Agent advances — with most of the major medical products we represent, agents are entitled to 3 to 9 months of advance commissions either funded by AHCP or our insurance carrier partner. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.
•	Home office support — this includes agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.

Our strategy for the Insurance Marketing Division is to:
•	Continue working with insurance carriers in the development of proprietary products for our agents to represent and offer;
•	Expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and
•	Enhance our e-agent platforms in order to better serve our existing agents and improve attraction to new agents to sell plans we represent.
Operating results for the Insurance Marketing Division are only for the three months ended December 31, 2009 following completion of our acquisition of Access Plans USA on April 1, 2009.
The revenue of our Insurance Marketing Division is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Our revenue attributable to commission and fee revenue was approximately $5.5 million and represented 41% of our total revenue. Growth of our commission revenue is based on continued recruitment efforts of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. We estimate that as of December 31, 2009 we had 23,964 policies in force compared to an estimated 24,016 policies in force at September 30, 2009.
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
Goodwill and Intangible Assets
Goodwill from acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. United States generally accepted accounting principles (“GAAP”) specify criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Intangible assets acquired in connection with Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets (See Note 4 — Goodwill and Intangible Assets of the financial statement appearing under Item 1. Financial Statements.) The related amortization expense was $116,250 for the three months ended December 31, 2009.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $125,000 during each of the three months ended December 31, 2009 and 2008.

We evaluate the recoverability of identifiable intangible assets at least annually on September 30 or more often when events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:
•	A significant decrease in the market value of an asset;
•	A significant adverse change in the extent or manner in which an asset is used; or
•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.
We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment expense is recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of December 31, 2009 and September 30, 2009 we determined that the recorded value of our goodwill and other intangibles were not impaired.
In concluding the impairment analysis, the Company incorporates a sensitivity analysis. Either the discount rate could increase by 30% of the discount rate utilized or the sales growth assumption could decline by 20% and our reporting units would continue to have fair value in excess of carrying value. We do not have any reporting units that are in risk of failing step 1 of our goodwill impairment test.
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
Beginning with the adoption of FASB ASC Topic740, Income Taxes, as of October 1, 2007, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits as a component of our income tax expense.
Revenue Recognition
We recognize revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.
Our revenue recognition varies based on source.

Wholesale and Retail Plans Division — membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Our wholesale and private label partners bill their customers for the membership fees and periodically remit our portion of the fees to us. For our retail members that are typically billed directly, the billed amount is almost entirely collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
Insurance Marketing Division — revenue reflects commissions and fees reported to us by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until such time as the underlying contract is reported to the division as terminated. Our commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes interest income earned on commissions advanced to the division’s agents.
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

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 require entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s financial condition or results of operations.
In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s financial condition or results of operations.
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
The following table sets forth selected results of our operations for the three months ended December 31, 2009 and 2008. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans operating segment includes the operations from our healthcare savings plans designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. The Insurance Marketing operating segment offers and sells individual major medical health insurance products and related benefit plans. The Corporate operating segment includes salary and other expenses for individuals performing services for administration of overall operations of the Company at its holding company level.
The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended
	December 31,
($ in thousands)	2009	2008	% Change
Net revenues	$13,303	$5,669	135%
Direct costs	8,800	3,087	185%
Operating expenses	2,868	1,354	112%

Operating income	1,635	1,228	33%
Net other income	56	(43)	*

Income before income taxes	1,691	1,185	43%
Income taxes, net	795	230	246%

Net income	$896	$955	(6%)

*	Percent change not meaningful

The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended
	December 31,
($ in thousands)	2009	2008	% Change
Net revenues — by segment
Wholesale Plans	$5,138	$4,761	8%
Retail Plans (a)	3,881	2,087	86%
Insurance Marketing	5,475	—	*
Corporate (holding company)	—	—	—
Intercompany Eliminations	(1,191)	(1,179)	1%

Total	$13,303	$5,669	135%

Gross margin — by segment
Wholesale Plans (a)	$1,220	$1,488	(18%)
Retail Plans (a)	2,237	1,093	105%
Insurance Marketing	1,046	—	*
Corporate (holding company)	—	—	—

Total	$4,503	$2,581	74%

Operating income — by segment
Wholesale Plans	$706	$984	(28%)
Retail Plans	935	479	95%
Insurance Marketing	256	—	*
Corporate (holding company)	(262)	(236)	(11%)

Total	$1,635	$1,227	33%

(a)	Gross of intercompany eliminations

*	Percent change not meaningful
Discussion of Three Months Ended December 31, 2009 and 2008
Net revenues increased $7.6 million (a 135% increase) during the three months ended December 31, 2009 (“the 2010 1st quarter”), compared with the three months ended December 31, 2008 (the “2009 1st quarter”) to $13.3 million from $5.7 million in 2008. The increase in net revenues was primarily due to:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase of revenue of $7.1 million;
•	Growth in our Wholesale Plans Division of approximately $.5 million attributable to new rent-to-own locations and growth in our existing contracts.
See the “Segment Analysis” below for additional information.
Direct costs increased $5.7 million (a 185% increase) during the 2010 1st quarter to $8.8 million from $3.1 million in the 2009 1st quarter. The increase in direct costs was attributable to the following:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase in cost of sales of $5.1 million;
•	Our Wholesale Plans operating segment experienced an increase of $.6 million primarily related to our clients’ product service expenses.

See the “Segment Analysis” below for additional information.
Operating expenses increased $1.5 million (a 112% increase) during the 2010 1st quarter to $2.9 million from $1.4 million in 2009 1st quarter. The increase in operating expenses was attributable to the acquisition of Access Plans USA in April 2009.
See the “Segment Analysis” below for additional information.
Net other income increased $.1 million during the 2010 1st quarter to .1 million from a loss of $.04 million during the 2009 1st quarter. The increase was primarily attributable to income earned from the early retirement of notes payable to related parties. (See Note 6 — Notes Payable to Related Parties in the accompanying financial statements).
Provision for income taxes, net increased by $.6 million during the 2010 1st quarter to $.8 million from $.2 million in the 2009 1st quarter. The increase was attributable to an increase in pretax income resulting in additional income tax expense of $.3 million plus deferred tax expense of $.3 million. The 2009 1st quarter included a tax credit of $.2 million available to utilize in the payment of Oklahoma state income tax. We invested in a rural economic development fund that provided an immediately available state income tax credit of approximately $200,000.
Net income was approximately $.9 million during the 2010 1st quarter compared to $1.0 million during the 2009 1st quarter.
Wholesale Plans Division
Selected Operating Metrics

	For the Three Months Ended December 31,
($ in thousands except member data)	2009	2008	% Change
Results of operations
Net revenues	$5,138	$4,761	8%
Direct costs (a)	3,919	3,273	20%
Operating expenses	513	504	2%

Operating income	$706	$984	(29%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	76%	69%	7%
Operating expenses	10%	11%	(1%)
Operating income	14%	21%	(7%)

Member count	584,632	537,043	9%

(a)	Gross of intercompany eliminations
Net revenues increased $.3 million (an 8% increase) during the 2010 1st quarter to $5.1 million from $4.8 million in during the 2009 1st quarter. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs increased $.6 million (a 20% increase) during the 2010 1st quarter to $3.9 million from $3.3 million during the 2009 1st quarter. The increase was primarily attributable to our client’s product service expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase in product service expense is attributable to increased program membership, increases in the average number of product that members have eligible for service and a slight increase in the average cost per incident. The increase in unemployment waiver expense is primarily related to increases in program membership and an increase in the level of national unemployment.
Operating expenses remained unchanged at $.5 million during the 2010 1st quarter when compared to the 2009 1st quarter at $.5 million.
Operating income decreased $.3 million (a 26% decrease) during the 2010 1st quarter to $.7 million from $1.0 million in the 2009 1st quarter.

Retail Plans Operating Segment
Selected Operating Metrics

	For the Three Months Ended December 31,
($ in thousands except member data)	2009	2008	% Change
Results of operations
Net revenues (a)	$3,881	$2,087	86%
Direct costs	1,644	994	65%
Operating expenses	1,302	614	112%

Operating income	$935	$479	95%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	42%	48%	(6%)
Operating expenses	34%	29%	5%
Operating income	24%	23%	1%

Member count	1,321,737	952,357	39%

(a)	Gross of intercompany eliminations
Net revenues increased $1.8 million (an 86% increase) during the 2010 1st quarter to $3.9 million from $2.1 million during the 2009 1st quarter. The increase in net revenues was primarily due to:
•	The acquisition Access Plans USA Retail operating segment in April 2009 which resulted in an increase of $1.7 million;
•	The remaining $.1 million was attributable to a new contract for our existing Retail Plans operating segment during the 2009 1st quarter.
Direct costs increased $.6 million (a 65% increase) during the 2010 1st quarter to $1.6 million from $1.0 million in during the 2009 1st quarter. The increase in direct costs was attributable to:
•	The acquisition Access Plans USA Retail operating segment during 2009 which resulted in an increase of $.7 million;
•	Direct costs for our existing Retail Plans operating segment decreased $.1 million during the 2010 1st quarter. The decrease was primarily attributable to a decline in compensation expense resulting from the centralization of operations for our Retail Plans Division during the 2010 1st quarter.
Operating expenses increased $.7 million (a 112% increase) to $1.3 million during the 2010 1st quarter from $.6 million during the 2009 1st quarter. The increase in operating expenses was attributable to the acquisition of Access Plans Retail operating segment in April 2009.
Operating income increased $.4 million (a 95% increase) to $.9 million during the 2010 1st quarter from $.5 million in the 2009 1st quarter.

Insurance Marketing Operating Segment
Selected Operating Metrics

For the Three Months
Ended
December 31,
($ in thousands except agent and insurance data)	2009
Results of operations
Net revenues	$5,475
Direct costs	4,429
Operating expenses	790

Operating income	$256

Percent of revenue
Net revenues	100%
Direct costs	81%
Operating expenses	14%
Operating income	5%

Number of agents	6,218
Number of major insurance carriers	15
Number of in-force policies	23,964
Our Insurance Marketing operating segment was part of the Access Plans USA acquisition in April 2009. Operating results are only for the three months ended December 31, 2009.
Corporate Operating Segment
Selected Operating Metrics

	For the Three Months Ended December 31,
($ in thousands)	2009	2008	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	262	236	11%

Operating income	$(262)	$(236)	(11%)

Operating expenses increased by $.1 million (an 11% increase) to $.3 million during the 2010 1st quarter compared to $.2 million for the 2009 1st quarter. The increase in operating expenses was attributable to additional compensation expense for new employees.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash of $5.2 and $4.1 million at December 31, 2009 and September 30, 2009, respectively. Our working capital was $2.3 million at December 31, 2009 compared to $1.1 million at September 30, 2009. The improvement of $1.2 million was due to the following:
•	Cash increased $1.1 million primarily as a result of net income of $.9 million;
•	Advanced agency commissions decreased $.5 million as a result of a cyclical decline in new policies sold in our Insurance Marketing Division;
•	Income taxes payable increased $.4 million;
•	Unearned commissions decreased $.6 million also due to the cyclical decline in new policies sold in our Insurance Marketing Division;
•	Claims liability decreased $.2 million due to the downward trend of our claims expenses as the number of new waivers filed continues to moderate and customers reach their maximum allowed benefits under the program; and
•	Decreases of $.2 million for other current liabilities.
Pursuant to discussions between the note holders and our directors, on November 18, 2009 the disinterested directors accepted a proposal by the note holders that the notes be paid off early at a 10% discount. As a result of the discount, the Company recorded a gain of $94,444 in other income for the three months ended December 31, 2009. Principal payments of $1,030,348 were made to the note holders on January 6, 2010 resulting in retirement of the notes.
Cash provided by operating activities was $1.3 million for the three months ended December 31, 2009 compared to $.9 million for the same period in 2008. The increase of $.4 million was primarily attributable to:
•	A decrease in net income of $.1 million
•	An increase in depreciation and amortization expense of $.1 million as a result of the acquisition of Access Plans USA in 2009;
•	A decrease in our deferred tax asset of $.3 million primarily attributable to a deferred state income tax credit recorded in December 2008;
•	A decrease in advanced agency commissions of $.5 million as a result of a cyclical decline in new policies sold in our Insurance Marketing Division;
•	An increase for income taxes payable of $.4 million;
•	A decrease in unearned commissions of $.6 million also due to the cyclical decline in new policies sold in our Insurance Marketing Division;
•	A decrease in accrued salaries and benefits of $.1 million due to the centralization of operations for our Retail Plans Division in October, 2009; and
•	A decrease in accrued commissions of $.1 million as a result of a cyclical decline in new policies sold in our Insurance Marketing Division.
Cash provided by investing activities increased by $.5 million to $.4 million for the three months ended December 31, 2009 from cash used by investing activities of $.1 million for the same 2008 period. The increase of $.5 million was primarily attributable to a decrease in restricted cash of $.5 million resulting from the settlement of the States General legal proceedings on October 27, 2009. (See Legal Proceedings)

Cash used in financing activities remained constant at $.6 million for the three months ended December 31, 2009 and 2008. However, changes occurring for the three months ended December 31, 2009 consists of the following:
•	A purchase of treasury stock for $.5 million resulting from the settlement of the States General legal proceedings;
•	A decrease in repayment of debt of $.5 million during the three months ended December 31, 2009 (see Note 6 — Notes Payable to Related Parties) in the accompanying financial statements.
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
During the three months ended December 31, 2009 we did not have any risks associated with market risk sensitive instruments or portfolio securities.

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
Management’s Assessment of Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of December 31, 2009 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.
Accordingly, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
There have been no new material legal proceedings, and there have been no material developments in legal proceedings since reported in our Annual Report on Form 10-K for the year ended September 30, 2009.
At December 31, 2009, we have accrued $255,000, inclusive of defense costs, for the resolution of pending legal litigation matters as previously reported. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.

ITEM 1A.	RISK FACTORS
The Company’s risk factors are disclosed in its Annual Report on Form 10K for the year ended September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS.
There are no items to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
There are no items to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We notified our shareholders of record of October 13, 2009 that shareholders owning 11,521,168 shares of our common stock representing 53.2% of our outstanding Common Stock on October 13, 2009 will execute a written consent in lieu of an annual meeting. On December 4, 2009 those shareholders executed a written consent approving:
1.	The election of five members to our Board of Directors, to hold office until their successors are duly elected and qualified at the annual meeting of our shareholders to be held in 2010 or until the earlier of their death, resignation, or removal;

2.	Approval of the Agreement and Plan of Merger (which is attached to the accompanying Information Statement as Appendix A) providing for our reincorporation in Oklahoma by merging with and into one of our wholly-owned subsidiaries, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of our wholly-owned subsidiaries, re-organization into a holding company structure, and effectively changing our corporate name to “Access Plans, Inc.” (the “Reincorporation Merger”);

3.	Approval of the Alliance HealthCard, Inc. 2009 Equity Compensation Plan; and

4.	The ratification of Eide Bailly LLP as our independent registered public accounting firm.

ITEM 5.	OTHER INFORMATION.
There are no items to report under this item.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation.

3.2	Bylaws.

4.1	Common stock certificate.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Access Plans, Inc.
February 15, 2010	By:	/s/ Danny Wright
Danny Wright
Chief Executive Officer (Principal Executive Officer)

February 15, 2010	By:	/s/ Brett Wimberley
Brett Wimberley
Chief Financial Officer (Principal Financial Officer)