Form 10-Q
period 2010-03-31
Access Plans Inc
filed 2010-05-13
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30099
Access Plans, Inc.
(Exact name of registrant as specified in its charter)

OKLAHOMA	27-1846323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2010, 19,777,204 shares of the registrant’s common stock, $.001 par value were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Access Plans, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010	September 30, 2009
	(Unaudited)	(Derived From Audited Statements)
Assets
Cash and cash equivalents	$4,496,694	$4,108,183

Restricted cash	707,593	470,378
Accounts receivable, net	4,466,292	3,789,790
Advanced agency commissions, net	4,488,548	5,827,406
Deferred income taxes	1,035,232	981,000
Prepaid expenses	75,265	92,922

Total current assets	15,269,624	15,269,679

Furniture, fixtures and equipment, net	379,712	385,967
Goodwill	4,376,339	4,376,339
Intangibles, net	3,493,321	3,975,823
Restricted cash	—	500,000
Deferred income taxes	805,672	1,221,767
Other assets	197,249	243,910

Total assets	$24,521,917	$25,973,485

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,023,207	$766,920
Accrued salaries and benefits	160,156	247,075
Accrued commissions	535,554	641,550
Unearned commissions	4,750,981	5,700,347
Claims liability	1,101,100	1,102,900
Deferred revenue	815,199	1,023,002
Current portion of notes payable	737,893	1,647,201
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	2,598,137	2,881,866

Total current liabilities	11,888,227	14,176,861
Notes payable, net of current portion shown above	—	302,744

Total liabilities	11,888,227	14,479,605

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,777,204 shares issued and outstanding at March 31, 2010 and 21,633,705 at September 30, 2009, respectively	19,777	21,633
Additional paid-in-capital	11,094,221	11,584,359
Accumulated earnings (deficit)	1,519,692	(112,112)

Total stockholders’ equity	12,633,690	11,493,880

Total liabilities and stockholders’ equity	$24,521,917	$25,973,485

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net revenues	$13,460,566	$5,885,623	$26,763,214	$11,554,164
Direct costs	9,460,961	3,887,359	18,260,669	6,974,772

Gross profit	3,999,605	1,998,264	8,502,545	4,579,392

Marketing and sales expenses	622,964	284,163	1,204,118	596,479
General and administrative expenses	1,825,450	922,974	3,828,109	1,826,091
Depreciation and amortization	289,578	139,703	573,604	277,907

Operating income	1,261,613	651,424	2,896,714	1,878,915
Other income (expense):
Other income (expense)	(27,029)	—	67,444	—
Interest income	9,580	3,404	18,601	7,759
Interest (expense)	—	(47,236)	(47,140)	(94,368)

Total other income (expense):	(17,449)	(43,832)	38,905	(86,609)

Income before income taxes	1,244,164	607,592	2,935,619	1,792,306
Provision for income taxes
Current	271,065	277,704	941,530	681,968
Deferred tax (benefit)	237,790	—	362,285	(175,000)

Total provision for income taxes	508,855	277,704	1,303,815	506,968

Net income	$735,309	$329,888	$1,631,804	$1,285,338

Per share data:
Basic	$0.04	$0.02	$0.09	$0.09

Diluted	$0.04	$0.02	$0.09	$0.08

Average Shares Outstanding:
Basic	19,777,204	14,833,127	18,652,919	14,833,127

Diluted	20,044,974	14,856,278	18,861,662	15,846,127

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$1,631,804	$1,285,338
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit)	230,510	(175,000)
Depreciation and amortization	573,604	277,907
Amortization of loan discount to interest expense	38,643	77,285
Stock option expenses	8,006	—
Gain on reduction in related party debt	(94,444)	—
Provision for losses on receivables	(8,126)	—
Change in operating assets and liabilities:
Receivables	(668,376)	(94,871)
Advanced agency commissions	1,338,858	—
Prepaid expenses and other assets	195,671	(174,182)
Accounts payable	256,287	8,147
Accrued salaries and benefits	(86,919)	8,549
Accrued commissions	(105,996)	—
Unearned commissions	(949,366)	—
Deferred revenue	(207,803)	(179,427)
Claims and other accrued liabilities	(285,529)	96,202

Net cash provided by operating activities	1,866,824	1,129,948

Cash flows from investing activities
Decrease in restricted cash	262,785	—
Investment in LLC	—	(100,000)
Purchase of equipment	(84,847)	(16,968)

Net cash provided by (used in) investing activities	177,938	(116,968)

Cash flows from financing activities
Increase in short term debt	195,800	—
Payments of related party term debt	(1,030,348)	(1,144,832)
Payments on other debt	(321,703)	—
Purchase of treasury stock	(500,000)	—

Net cash (used in) financing activities	(1,656,251)	(1,144,832)

Net increase in cash and cash equivalents	388,511	(131,852)
Cash and cash equivalents at beginning of period	4,108,183	3,012,683

Cash and cash equivalents at end of period	$4,496,694	$2,880,831

See the accompanying notes to the condensed consolidated financial statements.

ACCESS PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2009.
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the six months ended March 31, 2010 and 2009 are of a normal, recurring nature.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 require entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s financial condition or results of operations because the Company’s subsidiaries are wholly-owned.
In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s determination of the useful life of its intangible assets, financial condition or results of operations.
In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these provisions of ASC 855 on June 30, 2009. On February 24, 2010, the FASB updated the guidance to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Effective upon its issuance, the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on the Company’s Consolidated Financial Statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the Company beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $117,068 and $125,783, respectively, at March 31, 2010 and September 30, 2009. We did not record any additional bad debt expense for the six months ended March 31, 2010 and 2009.
Advanced Agent Commissions
For our Insurance Marketing Division, the allowance for doubtful recoveries for advanced agent commissions is determined based primarily upon estimates of the recovery of future commissions expected to be earned by the insurance agents to whom advances are outstanding and, where applicable, the agents responsible for the management of those agents. The allowance for doubtful recoveries was $1,277,579 at March 31, 2010 and $1,571,892 at September 30, 2009. The Company did not recognize any bad debt expense on advanced agent commissions during the six months ended at March 31, 2010.

The allowance for doubtful recoveries reflects significant judgment regarding the estimates used in the determination of the allowance. Accordingly, subsequent actual results may differ from the assumptions and estimates utilized for the analysis at March 31, 2010.
Revenue Recognition
We recognize revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.
Our revenue recognition varies based on source.
Wholesale and Retail Plans — membership fees are paid to us on a weekly, monthly or annual basis, and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. The Company’s wholesale and private label partners bill their customers for the membership fees and periodically remit the Company’s portion of the fees to the Company. For the Company’s retail members that are typically billed directly, the billed amount is almost entirely collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
Insurance Marketing — revenue reflects commissions and fees reported to the Company by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until such time as the underlying contract is reported to the division as terminated. The Company’s commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes administrative fees we charge and interest income earned on commissions advanced to the division’s agents.
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
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed or insurance commissions collected, and are recognized as incurred on a monthly basis until the underlying program member or insurance policy is terminated.
The Insurance Marketing Division advances agent commissions, up to nine months, for certain insurance programs. The advance commissions to the Company’s agents are funded partly by the insurance carriers the Company represents and partly by the Company. These commissions advanced to agents are reflected on the balance sheet as advanced agent commissions. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, the division seeks to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.

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
Intangible assets other than goodwill, acquired on April 1, 2009 as part of Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $232,500 for the six months ended March 31, 2010.
Customer lists acquired in acquisitions are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $250,002 for each of the six months ended March 31, 2010 and 2009.
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
Fair Value of Financial Instruments
FASB ASC 825-10 requires disclosure of fair value information about financial instruments. The carrying amounts reflected in the balance sheets for cash, cash equivalents, restricted cash, accounts receivable, advanced agency commissions, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of those instruments. The fair value of the notes payable approximates carrying value since stated rates are similar to rates currently available to the Company for debt with similar terms and remaining maturities.
NOTE 4 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions at March 31, 2010 and September 30, 2009 consist of:

	March 31, 2010	September 30, 2009
Advances funded by:
Insurance carriers	$4,554,560	$5,700,347
Specialty lending corporation	590,426	863,795
Self-funded	621,141	835,156

Sub-total	5,961,598	7,399,298
Allowance for doubtful recoveries	(1,277,579)	(1,571,892)

Advanced agent commissions, net	$4,488,548	$5,827,406

The allowance for doubtful recoveries for advanced agent commissions was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company did not recognize any bad debt expense on advanced agent commissions during the six months ended March 31, 2010.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Since September 30, 2009 the Company has not recognized an impairment loss related to intangible assets.
Management evaluates goodwill for impairment for each annual reporting period and more often as determined by management. When considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized. As of March 31, 2010 and September 30, 2009 the Company recognized no impairment related to our goodwill.
In concluding the impairment analysis, the Company incorporates a sensitivity analysis. Either the discount rate could increase by 30% of the discount rate utilized or the sales growth assumption could decline by 20% and our reporting units would continue to have fair value in excess of carrying value. The Company currently does not have any reporting units that are in risk of failing step 1 of this goodwill impairment test.

	Useful	March 31, 2010			September 30, 2009
	Life	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(1,541,679)	$958,321	$2,500,000	$(1,291,677)	$1,208,323

Access Plans USA
In-force books of business	5	1,200,000	(240,000)	960,000	1,200,000	(120,000)	1,080,000

Agency relationships	8	1,500,000	(187,500)	1,312,500	1,500,000	(93,750)	1,406,250

Proprietary programs	8	300,000	(37,500)	262,500	300,000	(18,750)	281,250

Total		$5,500,000	$(2,006,679)	$3,493,321	$5,500,000	$(1,524,177)	$3,975,823

Amortization expense for the six months ended March 31, 2010 and 2009 was $482,502 and $250,000, respectively.
NOTE 6 — SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the six months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Interest	$41,420	$15,871
Income taxes paid	$1,087,623	$1,295,000
NOTE 7 — NOTES PAYABLE TO RELATED PARTIES
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

NOTE 8 — OTHER LONG TERM DEBT
During March 2008, Access Plans USA, Inc. obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty lending corporation. The current CFG loan matures March 2011, and the loan principal is repayable in equal monthly installments. The interest rate, which is variable, together with the origination fee amortization charge, was 10% at March 31, 2010, the minimum rate provided by the loan agreement. The loan may be prepaid without penalty. Collateral provided to CFG includes rights, only in the event of a default, to cash, accounts receivable, and certain Insurance Marketing commissions from insurance carriers. Principal and interest payments on this loan were $289,066 for the six months ended March 31, 2010.
In January 2010, America’s Healthcare/Rx Plan Agency (AHCP) obtained a loan of $195,800 from Loyal American Life Insurance Company (Loyal), a special lending corporation. The loan represents AHCP’s unsecured obligations or advances from Loyal. The amount may be adjusted for any secured advances transferred to unsecured obligations during the loan period. At March 31, 2010 these transfers are not material. The loan matures in December 2010 and the loan principal is repayable in equal monthly installments. The loan bears default interest at 1% of the outstanding balance per month. Interest is waived as long as payments are made when due and no interest has been accrued. Collateral provided to Loyal includes rights to accounts receivable and commissions from Loyal. Principal and interest payments made on this loan were $32,637 for the six months ended March 31, 2010.
Principal payments due on these loans for the Company’s 2010 and 2011 fiscal years are as follows:

	Principal Payments
		Loyal
Fiscal Year Ended September 30,	CFG	American	Total
2010 (remaining payments)	$271,985	$114,030	$386,015
2011	$302,744	$49,133	$351,877
NOTE 9 — INCOME TAXES
Components of income tax expense for the six months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Current income tax expense
Federal	$865,610	$608,968
State	75,920	73,000

Total current income tax expense	941,530	681,968

Deferred income tax (benefit)
Federal	319,940	22,078
State	42,345	2,922
State tax credit	—	(200,000)

Total deferred income tax (benefit)	362,285	(175,000)

Net income tax expense	$1,303,815	$506,968

NOTE 10 — WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with the client’s customer) the client waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when the customer becomes unemployed for a stated time period or when the Company’s client provides product service to its customer. It is the Company’s policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to the Company’s clients in the event the Company’s reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond Company’s client’s payment obligations following termination of the contractual arrangement or agreement with either the Company’s client or the client’s customer. As of March 31, 2010 and September 30, 2009 the Company recorded an estimated incurred-but-not-reported-reimbursements obligation of $1,101,100 and $1,102,900, respectively.

NOTE 11 — TREASURY STOCK
On October 27, 2009, the Company finalized an agreement with the Peter W. Nauert Revocable Trust in which the Company paid $500,000 as part of a transaction that settled the litigation with States General Life Insurance Company (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas) and by which, as part of and a condition of the settlement, the Company repurchased 1,856,401 shares of its common stock from the Peter W. Nauert Revocable Trust for the $500,000 settlement payment.
While the shares acquired were not retired until January 2010 the share retirement was recorded as effective during December 2009 as intended and authorized by the Company’s Board of Directors.
NOTE 12 — SEGMENT REPORTING
The Company operates in four reportable business segments; a) Wholesale Plans; b), Retail Plans; c) Insurance Marketing; and d) Corporate (holding company).
Reportable business segment information follows.
The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$5,637	$4,920	15%	$10,775	$9,677	11%
Retail Plans (a)	4,129	2,150	92%	8,010	4,244	89%
Insurance Marketing	4,949	—	*	10,424	—	*
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,254)	(1,184)	6%	(2,446)	(2,367)	3%

Total	$13,461	$5,886	129%	$26,763	$11,554	132%

Gross margin — by segment
Wholesale Plans (a)	$1,033	$831	24%	$2,253	$2,316	(3%)
Retail Plans (a)	2,102	1,168	80%	4,339	2,263	92%
Insurance Marketing	865	—	*	1,911	—	*
Corporate (holding company)	—	—	—	—	—	—

Total	$4,000	$1,999	100%	$8,503	$4,579	86%

Operating income — by segment
Wholesale Plans	$514	$358	44%	$1,221	$1,335	(9%)
Retail Plans	945	544	75%	1,880	1,043	81%
Insurance Marketing	67	—	*	323	—	*
Corporate (holding company)	(264)	(249)	(6%)	(527)	(498)	(6%)

Total	$1,262	$653	94%	$2,897	$1,880	54%

(a)	Gross of intercompany eliminations

*	Percent change not meaningful

	March 31,	September 30,
	2010	2009
Segment assets
Wholesale Plans (a)	$14,198	$10,525
Retail Plans (a)	20,658	18,889
Insurance Marketing	10,399	11,324
Corporate	—	—
Intercompany Eliminations	(20,733)	(14,765)

Total	$24,522	$25,973

(a)	Gross of intercompany eliminations
NOTE 13 — SUBSEQUENT EVENTS
Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise indicated, the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” in this report refer collectively to Access Plans, Inc. and its subsidiaries (including Alliance HealthCard, Inc.) and its executive officers and directors.
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
The Company’s operations are currently organized under four segments:
•	Wholesale Plans Division — plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.
•	Retail Plans Division — plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.
•	Insurance Marketing Division — markets individual major medical health insurance and other insurance products through a national network of independent agents.
•	Corporate Division — includes salary and other expenses for individuals performing services for administration of overall management and operations of the Company.

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
We currently deliver membership plans to over 210 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At March 31, 2010, our wholesale plans were offered at approximately 4,000 locations. Of the locations at March 31, 2010, 2,850 locations were Rent-A-Center owned locations operated under their brand, Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company. Rent-A-Center, Inc. is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $2.7 million, (21% of total revenue) and $5.7 million (21% of total revenue) during the three and six months ended March 31, 2010 compared to $2.8 million, (48% of total revenue) and $5.6 million (49% of total revenue)during the three and six months ended March 31, 2009. Revenue attributable to our Wholesale Plans Division accounted for $5.6 million, (42% of total revenue) and $10.8 million (40% of total revenue) during the three and six months ended March 31, 2010 compared to $4.9 million, (84% of total revenue) and $9.7 million (84% of total revenue) during the three and six months ended March 31, 2009. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which our plans are offered and the sales efforts of those locations. Although our revenue from wholesale plans continues to grow, revenue of this division has declined as a percentage of total revenues as we have diversified our revenue sources through the merger with Access Plans USA. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of either, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Retail Plans
Our Retail Plans Division offerings include healthcare savings plans and association memberships that are not insurance, but provide insurance features and benefits. These healthcare savings plans allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay healthcare providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Revenue attributable to our Retail Plans Division was approximately $4.1 million, (31% of total revenue) and $8.0 million, (30% of total revenue) during the three and six months ended March 31, 2010 compared to $2.1 million (37% of total revenue) and $4.2 million (37% of total revenue) during the three and six months ended March 31, 2009.
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
America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short-term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 6,750 independent agents. Our primary carriers that we represent include Golden Rule Insurance Company, World Insurance Company, American Community Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — provides agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.
•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies.
•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests.
•	Agent advances — with most of the major medical products we represent, agents are entitled to three to nine months of advance commissions either funded by AHCP or our insurance carrier partner. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.
•	Home office support — this includes agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.
Our strategy for the Insurance Marketing Division is to:
•	Continue working with insurance carriers in the development of proprietary products for our agents to represent and offer;
•	Expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and
•	Enhance our e-agent platforms in order to better serve our existing agents and improve attraction to new agents to sell plans we represent.

Operating results for the Insurance Marketing Division are only for the three and six months ended March 31, 2010 following completion of our acquisition of Access Plans USA on April 1, 2009.
The revenue of our Insurance Marketing Division is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Our revenue attributable to commission and fee revenue was approximately $4.9 million (37% of total revenue) and $10.2 million (39% of total revenue) for the three and six months ended March 31, 2010. Growth of our commission revenue is based on continued recruitment efforts of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. We estimate that as of March 31, 2010 we had 24,304 policies in force compared to an estimated 24,016 policies in force at September 30, 2009.
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care reform law) was signed into law on March 30, 2010. Although much of the interpretation of the new law has yet to be communicated in the form of regulation, beginning in 2010 insurers are required to implement a number of changes related to major medical insurance policies, These changes include, but are not limited to: changes to required coverage, elimination of most preexisting condition exclusions and a minimum loss ratio of 80-85%. The minimum loss ratio requires health insurance companies to spend 80% of the premium on medical services (85% for group health). The law will require certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. It is possible that this law will impact the products we currently offer or change the number of customers or potential customers for our products. It is likely that commissions on the sale of individual major medical insurance policies will be reduced in the future.
In response, the Company is endeavoring to expand the portfolio of health related insurance products that we provide to our agents. These new and expanded products will furnish our agents a tool to mitigate the possible financial impact that may result from the new law.
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
Intangible assets other than goodwill, acquired on April 1, 2009 as part of Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $232,500 for the six months ended March 31, 2010.
Customer lists acquired in acquisitions are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $250,002 for each of the six months ended March 31, 2010 and 2009.

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
Wholesale and Retail Plans Division— membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Our wholesale and private label partners bill their customers for the membership fees and periodically remit our portion of the fees to us. For our retail members that are typically billed directly, the billed amount is almost entirely collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
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
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed or insurance commissions collected, and are recognized as incurred on a monthly basis until the underlying program member or insurance policy is terminated.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 require entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 was effective for the Company beginning October 1, 2009. Because all of our subsidiaries are wholly-owned, ASC Topic 810 did not have a material impact on our financial condition or results of operations.
In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s determination of the useful life of its intangible assets, financial condition or results of operations.
In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these provisions of ASC 855 on June 30, 2009. On February 24, 2010, the FASB updated the guidance to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Effective upon its issuance, the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on the Company’s Consolidated Financial Statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the Company beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

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
The following table sets forth selected results of our operations for the three and six months ended March 31, 2010 and 2009. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans operating segment includes the operations from our healthcare savings plans designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. The Insurance Marketing operating segment offers and sells individual major medical health insurance products and related benefit plans. The Corporate operating segment includes salary and other expenses for individuals performing services for administration of overall operations of the Company at its holding company level.
The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Net revenues	$13,461	$5,886	129%	$26,763	$11,554	132%
Direct costs	9,461	3,887	143%	18,261	6,975	162%
Operating expenses	2,738	1,348	103%	5,605	2,700	107%

Operating income	1,262	651	95%	2,897	1,879	55%
Net other income (expense)	(18)	(43)	60%	39	(87)	145%

Income before income taxes	1,244	608	106%	2,936	1,792	64%
Income taxes, net	509	278	72%	1,304	507	151%

Net income	$735	$330	135%	$1,632	$1,285	30%

*	Percent change not meaningful

The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$5,637	$4,920	15%	$10,775	$9,677	11%
Retail Plans (a)	4,129	2,150	92%	8,010	4,244	89%
Insurance Marketing	4,949	—	*	10,424	—	*
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,254)	(1,184)	6%	(2,446)	(2,367)	3%

Consolidated Total	$13,461	$5,886	129%	$26,763	$11,554	132%

Gross margin — by segment
Wholesale Plans (a)	$1,033	$831	24%	$2,253	$2,316	(3%)
Retail Plans (a)	2,102	1,168	80%	4,339	2,263	92%
Insurance Marketing	865	—	*	1,911	—	*
Corporate (holding company)	—	—	—	—	—	—

Consolidated Total	$4,000	$1,999	100%	$8,503	$4,579	86%

Operating income — by segment
Wholesale Plans	$514	$358	44%	$1,221	$1,335	(9%)
Retail Plans	945	544	75%	1,880	1,043	81%
Insurance Marketing	67	—	*	323	—	*
Corporate (holding company)	(264)	(249)	(6%)	(527)	(498)	(6%)

Consolidated Total	$1,262	$653	94%	$2,897	$1,880	54%

(a)	Gross of intercompany eliminations

*	Percent change not meaningful
Discussion of Three Months Ended March 31, 2010 and 2009
Net revenues increased $7.6 million (a 129% increase) during the three months ended March 31, 2010 (“the 2010 2nd quarter”), compared with the three months ended March 31, 2009 (the “2009 2nd quarter”) to $13.5 million from $5.9 million in 2009. The increase in net revenues was primarily due to:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase of revenue of $6.8 million;
•	Growth in our Wholesale Plans Division of approximately $.7 million attributable to new rent-to-own locations and growth in our existing contracts; and
•	Growth in our existing Retail Plans Division of approximately $.1 million. See the “Segment Discussion Analysis” below for additional information.
Direct costs increased $5.6 million (a 143% increase) during the 2010 2nd quarter to $9.5 million from $3.9 million in the 2009 2nd quarter. The increase in direct costs was attributable to the following:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase of $5.2 million; and
•	Our Wholesale Plans operating segment experienced an increase of $.5 million primarily related to our clients’ product service expenses.
•	Direct costs for our existing Retail Plans Division decreased $.1 million during the 2010 2nd quarter attributable to a decline in compensation expense resulting from the centralization of operations of our Retail Plans Division during our the fiscal 2010 1st quarter ended December 31, 2009. See the “Segment Discussion Analysis” below for additional information.

Operating expenses increased $1.4 million (a 103% increase) during the 2010 2nd quarter to $2.7 million from $1.3 million in 2009 2nd quarter. The increase in operating expenses was attributable to the acquisition of Access Plans USA in April 2009. See the “Segment Discussion Analysis” below for additional information.
Net other expense decreased $.03 million during the 2010 2nd quarter to $.02 million from $.05 million during the 2009 2nd quarter. The decrease was attributable to a decline for interest expense related to the early retirement of notes payable which was offset by other expenses of $.03 million.
Provision for income taxes, net increased by $.2 million during the 2010 2nd quarter to $.5 million from $.3 million in the 2009 2nd quarter. The increase was attributable to an increase in pretax income resulting in additional income tax expense of $.1 million and deferred tax expense of $.1 million.
Net income was approximately $.7 million during the 2010 2nd quarter compared to $.3 million during the 2009 2nd quarter.
Wholesale Plans Division
Selected Operating Metrics

	For the Three Months Ended March 31,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues	$5,637	$4,920	15%
Direct costs (a)	4,604	4,089	13%
Operating expenses	519	473	10%

Operating income	$514	$358	44%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	82%	83%	(1%)
Operating expenses	9%	10%	(1%)
Operating income	9%	7%	2%

Member count	618,146	515,961	20%

(a)	Gross of intercompany eliminations
Net revenues increased $.7 million (a 15% increase) during the 2010 2nd quarter to $5.6 million from $4.9 million during the 2009 2nd quarter. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs increased $.5 million (a 13% increase) during the 2010 2nd quarter to $4.6 million from $4.1 million during the 2009 2nd quarter. The increase was primarily attributable to our client’s product service expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental-purchase industry. For approximately 3,100 (78%) of our point of sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances including circumstances when the client’s customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase in product service expense was attributable to increased program membership, increases in the average number of product that members have eligible for service and a slight increase in the average cost per incident. The increase in unemployment waiver expense was primarily related to increases in program membership and an increase in the level of national unemployment.

Operating expenses increased 10% to $.5 million during the 2010 2nd quarter when compared to the 2009 2nd quarter. The increase was attributable to an increase in compensation expense for additional employees resulting from the increase in revenue.
Retail Plans Operating Segment
Selected Operating Metrics

	For the Three Months Ended March 31,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues (a)	$4,129	$2,150	92%
Direct costs	2,027	982	106%
Operating expenses	1,157	624	84%

Operating income	$945	$544	75%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	49%	46%	3%
Operating expenses	28%	29%	(1%)
Operating income	28%	25%	3%

Member count	1,360,047	1,042,523	30%

(a)	Gross of intercompany eliminations
Net revenues increased $2.0 million (a 92% increase) during the 2010 2nd quarter to $4.1 million from $2.1 million during the 2009 2nd quarter. The increase in net revenues was primarily due to:
•	The acquisition Access Plans USA Retail operating segment in April 2009 which resulted in an increase of $1.8 million;
•	The remaining $.2 million was attributable to a new contract for our existing Retail Plans operating segment during the 2009 1st quarter.
Direct costs increased $1.0 million (a 106% increase) during the 2010 2nd quarter to $2.0 million from $1.0 million during the 2009 2nd quarter. The increase in direct costs was attributable to:
•	The acquisition Access Plans USA Retail operating segment during 2009 which resulted in an increase of $1.1 million;
•	Direct costs for our existing Retail Plans operating segment decreased $.1 million during the 2010 2nd quarter. The decrease was primarily attributable to a decline in compensation expense resulting from the centralization of operations for our Retail Plans Division during the fiscal 2010 1st quarter ended December 31, 2009.
Operating expenses increased $.6 million (an 84% increase) to $1.2 million during the 2010 2nd quarter from $.6 million during the 2009 2nd quarter. The increase in operating expenses was attributable to:
•	The acquisition of Access Plans USA Retail operating segment during 2009 which resulted in an increase of $.7 million;
•	Operating expenses for our existing Retail Plans operating segment decreased $.1 million due to a decline in operating expenses resulting from the centralization of operations for our Retail Plans Division during the 2010 1st quarter.

Operating income increased $.4 million (a 75% increase) to $1.0 million during the 2010 2nd quarter from $.5 million in the 2009 2nd quarter.
Insurance Marketing Operating Segment
Selected Operating Metrics

For the Three Months
Ended
($ in thousands except agent and insurance data)	March 31, 2010
Results of operations
Net revenues	$4,949
Direct costs	4,084
Operating expenses	798

Operating income	$67

Percent of revenue
Net revenues	100%
Direct costs	83%
Operating expenses	16%
Operating income	1%

Number of agents	6,747
Number of in-force policies	24,304
Our Insurance Marketing operating segment was part of the Access Plans USA acquisition in April 2009. Operating results are only for the three and six months ended March 31, 2010.
Corporate Operating Segment
Selected Operating Metrics

	For the Three Months Ended March 31,
($ in thousands)	2010	2009	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	264	249	6%

Operating income	$(264)	$(249)	6%

Operating expenses remained consistent at approximately $.3 million for the 2010 2nd quarter compared to the 2009 2nd quarter.

Discussion of Six Months Ended March 31, 2010 and 2009
Net revenues increased $15.2 million (a 132% increase) during the six months ended March 31, 2010 (“the 2010 period”), compared with the six months ended March 31, 2009 (the “2009 period”) to $26.8 million from $11.6 million in 2009. The increase in net revenues was primarily due to:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase of revenue of $13.8 million;
•	Growth in our Wholesale Plans Division of approximately $1.1 million attributable to new rent-to-own locations and growth in our existing contracts; and
•	Growth in our existing Retail Plans Division of approximately $.3 million. See the “Segment Discussion Analysis” below for additional information.
Direct costs increased $11.3 million (a 162% increase) during the 2010 period to $18.3 million from $7.0 million in the 2009 period. The increase in direct costs was attributable to the following:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase in cost of sales of $10.4 million;
•	Our Wholesale Plans operating segment experienced an increase of $1.1 million primarily related to our clients’ product service expenses; and
•	Our existing Retail Plans Division experienced a decrease of $.2 million attributable to a decrease in compensation expense resulting from the centralization of operations for our Retail Plans Division during the fiscal 2010 1st quarter ended December 31, 2009. See the “Segment Discussion Analysis” below for additional information.
Operating expenses increased $2.9 million (a 107% increase) during the 2010 period to $5.6 million from $2.7 million in the 2009 period. The increase in operating expenses was attributable to the acquisition of Access Plans USA in April 2009. See the “Segment Discussion Analysis” below for additional information.
Net other income increased $.1 million during the 2010 period to $.04 million from a loss of $.1 million during the 2009 period. The increase was primarily attributable to income earned from the early retirement of notes payable to related parties.
Provision for income taxes, net increased by $.8 million during the 2010 period to $1.3 million from $.5 million in the 2009 period. The increase was attributable to an increase in pretax income resulting in additional income tax expense of $.3 million plus deferred tax expense of $.4 million.
Net income was approximately $1.7 million during the 2010 period compared to $1.3 million during the 2009 period.

Wholesale Plans Division
Selected Operating Metrics

	For the Six Months Ended March 31,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues	$10,775	$9,677	11%
Direct costs (a)	8,522	7,361	16%
Operating expenses	1,032	981	5%

Operating income	$1,221	$1,335	(9%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	79%	76%	3%
Operating expenses	10%	10%	—
Operating income	11%	14%	(3%)

Member count	618,146	515,961	20%

(a)	Gross of intercompany eliminations
Net revenues increased $1.1 million (an 11% increase) during the 2010 period to $10.8 million from $9.7 million during the 2009 period. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs increased $1.1 million (a 16% increase) during the 2010 period to $8.5 million from $7.4 million during the 2009 period. The increase was primarily attributable to our client’s product service expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase in product service expense is attributable to increased program membership, increases in the average number of product that members have eligible for service and a slight increase in the average cost per incident. The increase in unemployment waiver expense is primarily related to increases in program membership and an increase in the level of national unemployment.
Operating expenses increased 5% to $1.0 million during the 2010 period when compared to the 2009 period. The increase was attributable to an increase in compensation expense for additional employees resulting from the increase in revenue.
Operating income decreased $.1 million (a 9% decrease) during the 2010 period to $1.2 million from $1.3 million in the 2009 period.

Retail Plans Operating Segment
Selected Operating Metrics

	For the Six Months Ended March 31,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues (a)	$8,010	$4,244	89%
Direct costs	3,671	1,981	85%
Operating expenses	2,459	1,220	101%

Operating income	$1,880	$1,043	81%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	46%	47%	(1%)
Operating expenses	31%	29%	2%
Operating income	24%	25%	(1%)

Member count	1,360,047	1,042,523	30%

(a)	Gross of intercompany eliminations
Net revenues increased $3.8 million (an 89% increase) during the 2010 period to $8.0 million from $4.2 million during the 2009 period. The increase in net revenues was primarily due to:
•	The acquisition Access Plans USA Retail operating segment in April 2009 which resulted in an increase of $3.6 million;
•	The remaining $.2 million was attributable to a new contract for our existing Retail Plans operating segment during the 2009 1st quarter.
Direct costs increased $1.7 million (an 85% increase) during the 2010 period to $3.7 million from $2.0 million during the 2009 period. The increase in direct costs was attributable to:
•	The acquisition Access Plans USA Retail operating segment during 2009 which resulted in an increase of $1.9 million;
•	Direct costs for our existing Retail Plans operating segment decreased $.2 million during the 2009 period. The decrease was primarily attributable to a decline in compensation expense resulting from the centralization of operations for our Retail Plans Division during the fiscal 2010 1st quarter ended December 31, 2009.
Operating expenses increased $1.3 million (a 101% increase) to $2.5 million during the 2010 period from $1.2 million during the 2009 period. The increase in operating expenses was attributable to the acquisition of Access Plans Retail operating segment in April 2009.
•	The acquisition of Access Plans USA Retail operating segment during 2009 which resulted in an increase of $1.4 million;
•	Operating expenses for our existing Retail Plans operating segment decreased $.1 million due to a decline in operating expenses resulting from the centralization of operations for our Retail Plans Division during the fiscal 2010 1st quarter.
Operating income increased $.9 million (an 81% increase) to $1.9 million during the 2010 period from $1.0 million in the 2009 period.

Insurance Marketing Operating Segment
Selected Operating Metrics

For the Six Months
Ended
($ in thousands except agent and insurance data)	March 31, 2010
Results of operations
Net revenues	$10,424
Direct costs	8,513
Operating expenses	1,587

Operating income	$323

Percent of revenue
Net revenues	100%
Direct costs	82%
Operating expenses	15%
Operating income	3%

Number of agents	6,747
Number of in-force policies	24,304
Our Insurance Marketing operating segment was part of the Access Plans USA acquisition in April 2009. Operating results are only for the three and six months ended March 31, 2010.
Corporate Operating Segment
Selected Operating Metrics

	For the Six Months Ended March 31,
($ in thousands)	2010	2009	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	527	498	6%

Operating income	$(527)	$(498)	(6%)

Operating expenses remained consistent at approximately $.5 million for the 2010 and 2009 period.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash of $4.5 and $4.1 million at March 31, 2010 and September 30, 2009, respectively. Our working capital was $3.5 million at March 31, 2010 compared to $1.1 million at September 30, 2009. The improvement of $2.4 million was due to the following:
•	Cash increased $.6 million which was partially a result of net income;
•	Accounts receivable increased $.7 million from revenue growth;
•	Decreases of $.5 million resulting from cyclical decline in new policies sold in our Insurance Marketing Division;
•	Notes payable decreased $.9 million resulting from the early retirement of notes payable to related parties;
•	Decreases of $.7 million for other current liabilities
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
Cash provided by operating activities was $1.9 million for the six months ended March 31, 2010 compared to $1.1 million for the same period in 2009. The increase of $.8 million was attributable to:
•	An increase in net income of $.4 million
•	An increase in depreciation and amortization expense of $.5 million as a result of the acquisition of Access Plans USA in 2009;
•	A decrease in our deferred tax asset of $.3 million primarily attributable to a deferred state income tax credit recorded in December 2008;
•	An increase in accounts receivable of $.7 million from revenue growth;
•	Increases of $.3 million resulting from a cyclical decline in new policies sold in our Insurance Marketing Division;
Cash provided by investing activities increased by $.3 million to $.2 million for the six months ended March 31, 2010 from cash used by investing activities of $.1 million for the same 2009 period. The increase of $.3 million was primarily attributable to a decrease in restricted cash of $.3 million resulting from the settlement of the States General legal proceedings on October 27, 2009. (See Part II Other Information — Item 1 Legal Proceedings, below)
Cash used in financing activities increased $.6 million for the six months ended March 31, 2010 and 2009. The increase of $.6 million was attributable to:
•	A purchase of treasury stock for $.5 million resulting from the settlement of the States General legal proceedings;
•	An increase in the repayment of debt of $.2 million during the six months ended March 31, 2010 (see Note 6 — Notes Payable to Related Parties) in the financial statements included in this report).
•	An increase in short term debt of $.2 million (see Note 7 — Other Long Term Debt) in the financial statements included in this report).
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2010 we did not have any risks associated with market risk sensitive instruments or portfolio securities.
ITEM 4. CONTROLS AND PROCEDURES
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
Management’s Assessment of Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of March 31, 2010 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.
During the second quarter of 2010, we completed the implementation of new processes and procedures for our Insurance Marketing Division to strengthen processing and reporting of commission expense and unearned commission results With the exception of this enhancement, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The following legal proceedings involve the subsidiaries of Access Plans USA which we acquired on April 1, 2009.
William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176 was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third party payor such as an insurance company. We vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008. On October 30, 2008 The Hartford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. (The duty to defend was later litigated. See the following paragraph for details.) In August of 2009 the District Court denied Plaintiffs’ Amended Motion for Class Certification. In September of 2009 Plaintiffs filed their Motion for Reconsideration of Order Denying Amended Motion for Class Certification, asking the District Court to certify a smaller class.
Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a Care Entrée; Civil Action File No: 4:09-cv-295 was filed on May 27, 2009 and remains pending in the United States District Court for the Northern District of Texas, Ft. Worth Division. The Plaintiff seeks a declaratory judgment asking the court to determine the respective rights of the parties related to insurance coverage relating to a civil action, Rivell v. Capella Group, Inc. which is described more fully above. The Company filed an answer and counterclaim and a motion for summary judgment disputing the Plaintiff’s claims that the insurance policy does not provide coverage and asserting that the Company is entitled to damages for breach of contract. The Plaintiff filed a motion for summary judgment as well. The Court on December 21, 2009 issued a memorandum opinion granting our motion for summary judgment denying the summary judgment motion of Hartford on the duty to defend issue, ruling that the Hartford was obligated to provide a defense in the Rivell action. The Court denied our motion for attorney’s fees related to the summary judgment motions and ruled that a decision on the issue of whether Hartford had a duty to indemnify in the Rivell action was premature. The court dismissed all remaining claims for declaratory relief by either party.
Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788. The Zermeno plaintiffs are former members of the Care Entrée discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under Section 445 of the California Health and Safety Code. That Section governs medical referral services. The plaintiffs’ also sought relief under Section 17200 of the Business and Professions Code, California’s Unfair Competition Law. On December 21, 2007, we received a favorable verdict based on the court’s finding that the Plaintiffs did not have standing to sue since they were no longer customers of Precis. The plaintiffs appealed and on December 23, 2009 the Court of Appeals reversed the trial court’s ruling on standing and remanded the case to the trial court for a ruling on the merits. Effective April 15, 2010 the court entered a Stipulation Regarding Further Proceedings setting a sixty day time table for briefing. An adverse outcome in this case would have a material affect our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California. We believe that we have complied with all California statues and regulations. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

At March 31, 2010, we have accrued $214,000, inclusive of defense costs, for the resolution of pending legal litigation matters as previously reported. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.
ITEM 1A. RISK FACTORS
In addition to the Company’s risk factors disclosed in its Annual Report on Form 10K for the year ended September 30, 2009, our government regulations risk factors have been expanded to disclose additional risk factors regarding the HealthCare and Education Affordability Reconciliation Act of 2010 signed into law on March 30, 2010.
GOVERNMENT REGULATION AND RELATED PRIVATE PARTY LITIGATION MAY ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIMIT OUR OPERATIONS.
In recent years, several states have enacted laws and regulations that govern discount medical program organizations (DMPOs). The laws vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner, by which discount medical programs are sold, the price at which they are sold, and the DMPO licenses or registrations. We hold these licenses or have applications pending in every jurisdiction where such a license or registration is required to be held and where the respective DMPO conducts business. Because a significant number of states have not enacted laws governing discount medical programs we cannot predict whether those states will enact such laws and if they do, we do not know the full extent of how they will affect our business. We do not know whether we will be able to maintain all necessary licenses. Our need to comply with these regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material adverse effect on our financial position.
Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. At the federal level, The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care reform law) was signed into law on March 30, 2010. Although much of the interpretation of the new law has yet to be communicated in the form of regulation, beginning in 2010 insurers are required to implement a number of changes related to major medical insurance policies, These changes include, but are not limited to: changes to required coverage, elimination of most preexisting condition exclusions and a minimum loss ratio of 80-85%. The minimum loss ratio requires health insurance companies to spend 80% of the premium on medical services (85% for group health). The law will require certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The law could impact the number of health insurance customers purchasing health insurance and the amount and nature of the health insurance they purchase. We are unable to predict whether this law will increase or decrease the number of people purchasing health insurance or the amount of insurance purchased.
Other proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in healthcare policy could significantly affect our business. Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business in the future. The legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system may decrease the amount of commissions we can earn, eliminate some of the products we can offer, increase the cost of compliance or materially affect the insurance products and services offered by us and our profitability.
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
ITEM 5. OTHER INFORMATION.
There are no items to report under this item.
ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, incorporated by reference in the Quarterly Report on Form 10-Q filed on February 15, 2010.

3.2	Bylaws, incorporated by reference in the Quarterly Report on Form 10-Q filed on February 15, 2010.

4.1	Common stock certificate, incorporated by reference in the Quarterly Report on Form 10-Q filed on February 15, 2010.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Access Plans, Inc.

May 14, 2010	By:	/s/ Danny Wright Danny Wright
Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	By:	/s/ Brett Wimberley Brett Wimberley
Chief Financial Officer
(Principal Financial Officer)