Form 10-Q
period 2010-06-30
Access Plans Inc
filed 2010-08-16
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2010, 19,777,204 shares of the registrant’s common stock, $.001 par value were outstanding.

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
Access Plans USA, Inc. acquired on April 1, 2009 became a wholly-owned subsidiary of Alliance HealthCard.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Access Plans, Inc.
Condensed Consolidated Balance Sheets

		September 30, 2009
	June 30, 2010	(Derived From
	(Unaudited)	Audited Statements)
Assets
Cash and cash equivalents	$4,384,979	$4,108,183
Restricted cash	695,159	470,378
Accounts receivable, net	5,122,634	3,789,790
Advanced agency commissions, net	5,054,008	5,827,406
Deferred income taxes	958,294	981,000
Prepaid expenses	60,496	92,922

Total current assets	16,275,570	15,269,679

Furniture, fixtures and equipment, net	356,779	385,967
Goodwill	4,376,339	4,376,339
Intangibles, net	3,252,070	3,975,823
Restricted cash	—	500,000
Deferred income taxes	612,046	1,221,767
Other assets	160,626	243,910

Total assets	$25,033,430	$25,973,485

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,181,226	$766,920
Accrued salaries and benefits	167,343	247,075
Accrued commissions	573,177	641,550
Unearned commissions	4,871,328	5,700,347
Waiver reimbursement liability	880,000	1,102,900
Deferred revenue	1,001,375	1,023,002
Current portion of notes payable	546,930	1,647,201
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	2,064,011	2,881,866

Total current liabilities	11,451,390	14,176,861
Notes payable, net of current portion shown above	—	302,744

Total liabilities	11,451,390	14,479,605

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,777,204 shares issued and outstanding at June 30, 2010 and 21,633,705 at September 30, 2009, respectively	19,777	21,633
Additional paid-in-capital	11,094,221	11,584,359
Accumulated earnings (deficit)	2,468,042	(112,112)

Total stockholders’ equity	13,582,040	11,493,880

Total liabilities and stockholders’ equity	$25,033,430	$25,973,485

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$14,370,700	$13,959,723	$41,133,914	$25,513,887
Direct costs	10,129,292	9,810,677	28,389,961	16,785,449

Gross profit	4,421,408	4,149,046	12,743,953	8,728,438

Marketing and sales expenses	589,933	573,321	1,794,051	1,169,800
General and administrative expenses	2,016,780	2,042,799	865,855	554,087
Depreciation and amortization	292,251	276,180	5,844,889	3,868,891

Operating income	1,342,444	1,256,746	4,239,158	3,135,660
Other income (expense):
Other income (expense)	(27,000)	346,775	40,444	346,775
Interest income	7,969	3,707	26,570	11,466
Interest (expense)	—	(47,111)	(47,140)	(141,479)

Total other income (expense):	(19,031)	303,371	19,874	216,762

Income before income taxes	1,323,413	1,560,117	4,259,032	3,352,422
Provision for income taxes
Current	104,498	697,652	1,046,028	1,379,619
Deferred tax (benefit)	270,565	—	632,850	(175,000)

Total provision for income taxes	375,063	697,652	1,678,878	1,204,619

Net income	$948,350	$862,465	$2,580,154	$2,147,803

Per share data:
Basic	$0.05	$0.04	$0.13	$0.13

Diluted	$0.05	$0.04	$0.13	$0.13

Average Shares Outstanding:
Basic	19,777,204	21,633,705	19,954,014	16,528,614

Diluted	20,009,146	21,636,384	20,134,261	16,533,690

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$2,580,154	$2,147,803
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	632,850	(175,000)
Depreciation and amortization	865,855	554,087
Amortization of loan discount to interest expense	38,643	115,927
Stock-based compensation	8,622	13,000
Gain on reduction in related party debt	(94,444)	—
Provision for losses on receivables	(11,852)	82,033
Change in operating assets and liabilities:
Receivables	(1,320,992)	(120,391)
Advanced agency commissions	773,398	(49,089)
Prepaid expenses and other assets	115,709	(19,307)
Accounts payable	414,306	(597,511)
Accrued salaries and benefits	(79,732)	25,141
Accrued commissions	(68,372)	282,693
Unearned commissions	(829,019)	63,431
Deferred revenue	(21,626)	(42,343)
Claims and other accrued liabilities	(1,041,178)	579,173

Net cash provided by operating activities	1,962,322	2,859,647

Cash flows from investing activities
Cash received from acquisition	—	450,213
Decrease in restricted cash	275,219	673
Investment in LLC	—	(100,000)
Purchase of equipment	(112,910)	(29,381)

Net cash provided by investing activities	162,309	321,505

Cash flows from financing activities
Proceeds from short term debt	195,800	—
Payments of related party term debt	(1,030,348)	(1,717,247)
Payments on other debt	(513,287)	(118,604)
Purchase of treasury stock	(500,000)	—

Net cash (used in) financing activities	(1,847,835)	(1,835,851)

Net increase in cash and cash equivalents	276,796	1,345,301
Cash and cash equivalents at beginning of period	4,108,183	3,012,683

Cash and cash equivalents at end of period	$4,384,979	$4,357,984

See the accompanying notes to the condensed consolidated financial statements.

ACCESS PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the nine months ended June 30, 2010 and 2009 are of a normal, recurring nature.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s financial condition or results of operations because the Company’s subsidiaries are wholly-owned.
In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption was prohibited. The amendment to Codification Topic 350 was effective for the Company beginning October 1, 2009 and did not have a material impact on the Company’s determination of the useful life of its intangible assets, financial condition or results of operations.
In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these provisions of ASC 855 on June 30, 2009. On February 24, 2010, the FASB updated the guidance to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Effective upon its issuance, the update exempts registrants reporting under the Securities Exchange Act of 1934 from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on the Company’s Consolidated Financial Statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures of transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 became effective for the Company beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $194,321 and $125,783, respectively, at June 30, 2010 and September 30, 2009. The Company did not record any additional bad debt expense for the nine months ended June 30, 2010 and 2009.
Advanced Agent Commissions
For the Company’s Insurance Marketing Division, the allowance for doubtful recoveries for advanced agent commissions is determined based primarily upon estimates of the recovery of future commissions expected to be earned by the insurance agents to whom advances are outstanding and, where applicable, the agents responsible for the management of those agents. The allowance for doubtful recoveries was $1,473,263 at June 30, 2010 and $1,571,892 at September 30, 2009. The Company did not recognize any bad debt expense on advanced agent commissions during the nine months ended at June 30, 2010.

The allowance for doubtful recoveries reflects significant judgment regarding the estimates used in the determination of the allowance. Accordingly, subsequent actual results may differ from the assumptions and estimates utilized for the analysis at June 30, 2010.
The Retail Plans Division advances agents’ commissions for certain retail plan programs. The advance commissions to the Company’s agents are funded by the Company and are reflected on the balance sheet as advanced agent commissions. Collection of the commissions advanced is accomplished by withholding amounts earned by the agent on the memberships upon which the advance was made. In addition, certain membership persistency levels must be maintained.
Revenue Recognition
The Company recognizes revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.
The Company’s revenue recognition varies based on source.
Wholesale and Retail Plans — membership fees are paid to the Company on a weekly, monthly or annual basis, and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. The Company’s wholesale and private label partners bill their customers for the membership fees and periodically remit to the Company its portion of the fees. For the Company’s retail members that are typically billed directly, the billed amount is almost entirely collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
Insurance Marketing — revenue reflects commissions and fees reported to the Company by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until such time that the underlying contract is reported to the division as terminated. The Company’s commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes administrative fees the Company charges and the interest income earned on commissions advanced to the division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances are subject to repayment to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates 18 months. Deferred revenue is reported net of related policy acquisition costs, principally lead and marketing credits, which are capitalized and amortized over the same weighted average life, to the extent such deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed or insurance commissions collected, and are recognized as incurred on a monthly basis until the underlying program member or insurance policy is terminated.
The Insurance Marketing Division advances agent commissions, up to nine months, for certain insurance programs. The advance commissions to the Company’s agents are funded partly by the insurance carriers represented and partly by the Company. These commissions advanced to agents are reflected on the balance sheet as advanced agent commissions. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, the division seeks to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.

This allowance requires judgment and is based primarily upon estimates of the recovery of future commissions expected to be earned by the agents with outstanding balances and, where applicable, the agents responsible for their management. Advances are written off when determined to be non-collectible.
The Retail Plans Division advances agents’ commissions for certain retail plan programs. The advance commissions to the Company’s agents are funded by the Company and are reflected on the balance sheet as advanced agent commissions. Collection of the commissions advanced is accomplished by withholding amounts earned by the agent on the memberships upon which the advance was made. In addition, certain membership persistency levels must be maintained.
Restricted Cash
Restricted cash represents investments with original maturities of one year or less pledged to obtain bonds for regulatory licenses and processing and collection arrangements for credit card and automated clearing house payments.
Goodwill and Intangible Assets
Goodwill associated with business acquisitions and combinations represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. U.S. generally accepted accounting principles specify criteria used in determining whether intangible assets acquired in a business acquisition or combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other intangible assets are based on independent appraisals or internal estimates.
Intangible assets other than goodwill, acquired on April 1, 2009 as part of Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $348,750 and $116,250 for the nine months ended June 30, 2010 and 2009; and $116,250 for the three months ended June 30, 2010 and 2009.
Acquisition acquired customer lists are capitalized and amortized over the estimated useful lives of the customer lists.
Customer lists acquired in fiscal 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $375,003 for each of the nine months ended June 30, 2010 and 2009; and $125,001 for each of the three months ended June 30, 2010 and 2009.
Earnings per Share
Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that may be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.
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

NOTE 4 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions at June 30, 2010 and September 30, 2009 consist of:

	June 30,	September 30,
	2010	2009
Advances funded by:
Insurance carriers	$4,871,328	$5,700,347
Specialty lending corporation	448,420	863,795
Self-funded	1,207,523	835,156

Sub-total	6,527,271	7,399,298
Allowance for doubtful recoveries	(1,473,263)	(1,571,892)

Advanced agent commissions, net	$5,054,008	$5,827,406

The allowance for doubtful recoveries for advanced agent commissions was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company did not recognize any bad debt expense on advanced agent commissions during the nine months ended June 30, 2010 and 2009.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Since September 30, 2009, the Company has not recognized an impairment loss related to intangible assets.
Management evaluates goodwill for impairment as of the end of each fiscal year of the Company and more often as determined by management. When considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized. As of June 30, 2010 and September 30, 2009, no goodwill impairment was recognized.
In concluding the impairment analysis as of September 30, 2009, the Company incorporated a sensitivity analysis. Either the discount rate could increase by 30% of the discount rate utilized or the sales growth assumption could decline by 20% and the Company’s reporting units or divisions would continue to have fair value in excess of carrying value. The Company currently does not have any reporting units or divisions that are in risk of failing step 1 of this goodwill impairment test.

	Useful	June 30, 2010			September 30, 2009
	Life	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(1,666,680)	$833,320	$2,500,000	$(1,291,677)	$1,208,323

Access Plans USA
In-force books of business	5	1,200,000	(300,000)	900,000	1,200,000	(120,000)	1,080,000

Agency relationships	8	1,500,000	(234,375)	1,265,625	1,500,000	(93,750)	1,406,250

Proprietary programs	8	300,000	(46,875)	253,125	300,000	(18,750)	281,250

Total		$5,500,000	$(2,247,930)	$3,252,070	$5,500,000	$(1,524,177)	$3,975,823

Amortization expense for the nine months ended June 30, 2010 and 2009 was $723,753 and $491,253, respectively. Amortization expense for each of the three months ended June 30, 2010 and 2009 was $241,351.

NOTE 6 — SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the nine months ended June 30, 2010 and 2009 are as follows:

	2010	2009

Interest	$54,818	$48,694
Income taxes paid	$1,637,323	$1,375,673
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
NOTE 8 — OTHER LONG TERM DEBT
During March 2008, Access Plans USA, Inc. obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty lending corporation. The current CFG loan matures March 2011, and the loan principal is repayable in equal monthly installments. The interest rate, which is variable, together with the origination fee amortization charge, was 10% at June 30, 2010, the minimum rate provided by the loan agreement. The loan may be prepaid without penalty in 2010. Collateral provided to CFG includes rights, only in the event of a default, to cash, accounts receivable, and certain Insurance Marketing commissions from insurance carriers. Principal and interest payments on this loan were $466,213 for the nine months ended June 30, 2010.
In January 2010, America’s Healthcare/Rx Plan Agency (AHCP) obtained a loan of $195,800 from Loyal American Life Insurance Company (Loyal). The loan represents AHCP’s unsecured obligations or advances from Loyal. The amount may be adjusted for any secured advances transferred to unsecured obligations during the loan period. At June 30, 2010 these transfers are not material. The loan matures in December 2010 and the loan principal is repayable in equal monthly installments. The loan bears default interest at 1% of the outstanding balance per month. Interest is waived as long as payments are made when due and no interest has been accrued. Collateral provided to Loyal includes rights to accounts receivable and commissions from Loyal. Principal payments made on this loan were $97,912 for the nine months ended June 30, 2010.
Principal payments due on these loans for the Company’s 2010 and 2011 fiscal years are as follows:

	Principal Payments
Fiscal Year Ended September 30,	CFG	Loyal	Total
2010 (remaining payments)	$145,676	$49,377	$195,053
2011	$302,744	$49,133	$351,877

NOTE 9 — INCOME TAXES
Components of income tax expense for the nine months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Current income tax expense
Federal	$1,106,053	$1,218,319
State	(60,026)	161,300

Total current income tax expense	1,046,028	1,379,619

Deferred income tax (benefit)
Federal	566,960	22,078
State	65,890	2,922
State tax credit	—	(200,000)

Total deferred income tax (benefit)	632,850	(175,000)

Net income tax expense	$1,678,878	$1,204,619

NOTE 10 — WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with the client’s customer) the client waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when the customer becomes unemployed for a stated time period or when the Company’s client provides product service to its customer. It is the Company’s policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to the Company’s clients in the event the Company’s reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond Company’s client’s payment obligations following termination of the contractual arrangement or agreement with either the Company’s client or the client’s customer. As of June 30, 2010 and September 30, 2009 the Company recorded an estimated incurred-but-not-reported-reimbursements obligation of $880,000 and $1,102,900, respectively.
NOTE 11 — TREASURY STOCK
On October 27, 2009, the Company finalized an agreement with the Peter W. Nauert Revocable Trust in which the Company paid $500,000 as part of a stock repurchase-settlement transaction that settled the litigation with States General Life Insurance Company (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas) and by which, as part of and a condition of the settlement, the Company repurchased 1,856,401 shares of its common stock from the Peter W. Nauert Revocable Trust for the $500,000 settlement payment.
While the shares acquired were not retired until January 2010 the share repurchase was recorded as effective during December 2009 as intended and authorized by the Company’s Board of Directors.

NOTE 12 — SEGMENT REPORTING
The Company operates in four reportable business segments; a) Wholesale Plans; b), Retail Plans; c) Insurance Marketing; and d) Corporate (holding company).
Reportable business segment information follows.
The following tables set forth revenue, gross margin and operating income by segment.
($ in thousands)

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$5,764	$5,021	15%	$16,539	$14,707	12%
Retail Plans (a)	4,883	4,479	9%	12,893	8,723	48%
Insurance Marketing	5,017	5,653	(11%)	15,441	5,653	173%
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,293)	(1,193)	8%	(3,739)	(3,569)	5%

Total	$14,371	$13,960	3%	$41,134	$25,514	61%

Gross margin — by segment
Wholesale Plans (a)	$1,826	$919	99%	$4,078	$3,243	26%
Retail Plans (a)	1,685	2,308	(27%)	6,025	4,563	32%
Insurance Marketing	730	922	(21%)	2,641	922	186%
Corporate (holding company)	—	—	—	—	—	—

Total	$4,421	$4,149	7%	$12,744	$8,728	46%

Operating income — by segment
Wholesale Plans	$1,364	$508	169%	$2,584	$1,856	39%
Retail Plans	359	860	(58%)	2,239	1,863	20%
Insurance Marketing	(49)	114	(143%)	275	114	141%
Corporate (holding company)	(332)	(225)	(48%)	(859)	(697)	(23%)

Total	$1,342	$1,257	7%	$4,239	$3,136	35%

(a)	Gross of intercompany eliminations

*	Percent change not meaningful

	June 30,	September 30,
	2010	2009
Segment assets
Wholesale Plans (a)	$16,535	$10,525
Retail Plans (a)	23,356	18,889
Insurance Marketing	9,256	11,324
Corporate	—	—
Intercompany Eliminations	(24,114)	(14,765)

Total	$25,033	$25,973

(a)	Gross of intercompany eliminations

NOTE 13. SUBSEQUENT EVENTS
On August 2, 2010, our board of directors approved 900,000 common stock options for issuance to officers and employees of the Company. The closing price on August 2, 2010 was $0.93. The options vest as follows:

Upon Issuance	160,000
Year Two	220,000
Year Three	245,000
Year Four	125,000
Year Five	150,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our plans are primarily offered at rent-to-own retail stores. Nationwide there are approximately 8,600 locations serving approximately 4.1 million households at any given time during the year according to the Association of Progressive Rental Organizations (“APRO”). It is estimated that the two largest rent-to-own industry participants’ account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of companies each with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.

The rent-to-own industry serves a highly diverse customer base. According to the APRO, approximately 83% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. APRO also estimates that 96% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not; the low payments; the lack of a credit check; the convenience and flexibility of the transaction; the quality of the merchandise; the quality of the maintenance, delivery, and other services; the friendliness and flexibility of the store employees; and the lack of any problems or hassles.”
We currently deliver membership plans to over 210 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At June 30, 2010, our wholesale plans were offered at approximately 4,000 locations. Of the locations at June 30, 2010, 2,850 locations were Rent-A-Center owned locations operated under their brand, Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company. Rent-A-Center, Inc. is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $3.1 million (21% of total revenue) and $8.8 million (21% of total revenue) during the three and nine months ended June 30, 2010, compared to $2.7 million (19% of total revenue) and $8.3 million (33% of total revenue) during the three and nine months ended June 30, 2009, respectively. Revenue attributable to our Wholesale Plans Division accounted for $5.8 million (40% of total revenue) and $16.5 million (40% of total revenue) during the three and nine months ended June 30, 2010 compared to $5.0 million (36% of total revenue) and $14.7 million (58% of total revenue) during the three and nine months ended June 30, 2009, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which our plans are offered and the sales efforts of those locations. Although our revenue from wholesale plans continues to grow, revenue of this division has declined as a percentage of total revenues as we have diversified our revenue sources through the merger with Access Plans USA. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of either, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Retail Plans
Our Retail Plans Division offerings include healthcare savings plans, auto related discount plans and association memberships that are not insurance, but provide insurance features and benefits. These membership savings plans allow members access to a variety of healthcare, auto related and retail merchant networks to obtain discounts from usual and customary fees or charges. Additionally, we offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay healthcare providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Revenue attributable to our Retail Plans Division was approximately $4.9 million (34% of total revenue) and $12.9 million (31% of total revenue) during the three and nine months ended June 30, 2010, respectively, compared to $4.5 million (32% of total revenue) and $8.7 million (34% of total revenue) during the three and nine months ended June 30, 2009, respectively.
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
Through our healthcare savings plans, we believe customers save an average of 35% on their medical costs and between 10% and 50% on services through other discount medical providers. These discounts for services that do not require the use of a medical preferred provider organization (PPO) are more difficult to track because our members pay a discounted rate at point of service.
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
America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short-term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,750 independent agents. Our primary carriers that we represent include Golden Rule Insurance Company, World Insurance Company, Aetna and Colorado Bankers.
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
Operating results for the Insurance Marketing Division for 2009 are only included for the reporting periods following completion of our acquisition of Access Plans USA on April 1, 2009.
The revenue of our Insurance Marketing Division is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Our revenue attributable to commission and fee revenue was approximately $5.0 million (35% of total revenue) and $15.4 million (38% of total revenue) for the three and nine months ended June 30, 2010, respectively. Growth of our commission revenue is based on continued recruitment efforts of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. We estimate that as of June 30, 2010 we had 24,899 policies in force compared to an estimated 24,016 policies in force at September 30, 2009.

The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care reform law) was signed into law on March 30, 2010. Although much of the regulatory interpretation of the new law has yet to be proposed and adopted, beginning in 2010 insurers are required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to: changes to required coverage, elimination of most preexisting condition exclusions and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels such that 80% of the premium is utilized for claims on medical services and related expenses (85% for group health). The law will require certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. It is possible that this law will impact the products we currently offer or change the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Law, it is likely that commissions on the sale of individual major medical insurance policies will be reduced in January 2011 and, if that happens, it could result in a significant reduction in our revenue. Most of our commission revenue is ultimately paid to our agents so the potential reduction in revenue will not necessarily cause a reduction in our profitability in the same proportion. The reduction in commission could cause our agents to stop selling health insurance because of the reduced commissions or cause them to sell other products to make up for the loss of their revenues.
In response, we are endeavoring to expand the portfolio of health related insurance products that we provide to our agents. These new and expanded products will furnish our agents a means to mitigate the possible financial impact that may result from the new law.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to the financial statements. Certain significant estimates are required in the evaluation of goodwill for impairment and intangible assets for amortization, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts and notes receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.
Goodwill and Intangible Assets
Goodwill in business acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. GAAP specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other intangible assets are based on independent appraisals or internal estimates.
Intangible assets other than goodwill, acquired on April 1, 2009 as part of Access Plans USA were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $348,750 and $116,250, respectively for the nine months ended June 30, 2010 and 2009; and was $116,250 for each of the three months ended June 30, 2010 and 2009, respectively.
Customer lists acquired in acquisitions are capitalized and amortized over the estimated useful lives of the customer lists.
Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $375,003 for each of the nine months ended June 30, 2010 and 2009; and was $125,001 for each of the three months ended June 30, 2010 and 2009, respectively.
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
Our revenue recognition varies based on the revenue source.
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
Insurance Marketing Division — revenue reflects commissions and fees reported to us by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until the underlying insurance contract is reported to the division as terminated. Our commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes interest income earned on commissions advanced to the division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances are subject to repayment back to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates 18 months. Deferred revenue is reported net of related policy acquisition costs, principally lead and marketing credits, which are capitalized and amortized over the same weighted average life, to the extent these deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
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
The Retail Plans Division advances agent commissions for certain retail plan programs. The advance commissions to the Company’s agents are funded by the Company and are reflected on the balance sheet as advanced agent commissions. Collection of the commissions advanced is accomplished by predetermined sales quotas that must be attained prior to the payment of additional commissions. In the event of early termination of the program, the division recovers the unpaid advance balance by withholding amounts earned by the agent on the memberships upon which the advance was made. In addition, certain membership persistency levels must be maintained.

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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify non-controlling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The adoption of ASC Topic 810 was effective for us beginning October 1, 2009. Because all of our subsidiaries are wholly-owned, ASC Topic 810 did not have a material impact on our financial condition or results of operations.
In April 2008, the FASB issued an update to Codification Topic 350, Intangible — Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment became effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption was prohibited. The amendment to Codification Topic 350 was effective for us beginning October 1, 2009 and did not have a material impact on our determination of the useful life of our intangible assets, financial condition or results of operations.
In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted these provisions of ASC 855 on June 30, 2009. On February 24, 2010, the FASB updated the guidance to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Effective upon its issuance, the update exempts registrants reporting under the Securities Exchange Act of 1934 from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures of transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for us beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Results of Operations
Introduction
We are a leading provider of consumer membership plans, healthcare savings membership plans and a leading marketer of individual major medical health insurance products. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents.
The following table sets forth selected results of our operations for the three and nine months ended June 30, 2010 and 2009. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans operating segment includes the operations from our healthcare and membership savings plans designed to serve the markets other than rent to own. The Insurance Marketing operating segment offers and sells individual major medical health insurance products and related benefit plans. The Corporate operating segment includes salary and other expenses for individuals performing services for administration of overall operations of the Company at its holding company level.
The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
($ in thousands)

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
Net revenues	$14,371	$13,960	3%	$41,134	$25,514	61%
Direct costs	10,129	9,811	3%	28,390	16,785	69%
Operating expenses	2,900	2,892	*	8,505	5,593	52%

Operating income	1,342	1,257	7%	4,239	3,136	35%
Net other income (expense)	(19)	303	(106%)	20	217	(91%)

Income before income taxes	1,323	1,560	(15%)	4,259	3,353	27%
Income taxes, net	375	698	(46%)	1,679	1,205	39%

Net income	$948	$862	10%	$2,580	$2,148	20%

*	Percent change not meaningful
The following tables set forth revenue, gross margin and operating income by segment.
($ in thousands)

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$5,764	$5,021	15%	$16,539	$14,707	12%
Retail Plans (a)	4,883	4,479	9%	12,893	8,723	48%
Insurance Marketing	5,017	5,653	(11%)	15,441	5,653	173%
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,293)	(1,193)	8%	(3,739)	(3,569)	5%

Total	$14,371	$13,960	3%	$41,134	$25,514	61%

Gross margin — by segment
Wholesale Plans (a)	$1,826	$919	99%	$4,078	$3,243	26%
Retail Plans (a)	1,685	2,308	(27%)	6,025	4,563	32%
Insurance Marketing	730	922	(21%)	2,641	922	186%
Corporate (holding company)	—	—	—	—	—	—

Total	$4,421	$4,149	7%	$12,744	$8,728	46%

Operating income — by segment
Wholesale Plans	$1,364	$508	169%	$2,584	$1,856	39%
Retail Plans	359	860	(58%)	2,239	1,863	20%
Insurance Marketing	(49)	114	(143%)	275	114	141%
Corporate (holding company)	(332)	(225)	(48%)	(859)	(697)	(23%)

Total	$1,342	$1,257	7%	$4,239	$3,136	35%

(a)	Gross of intercompany eliminations

*	Percent change not meaningful

Discussion of Three Months Ended June 30, 2010 and 2009
Net revenues increased $.4 million (a 3% increase) during the three months ended June 30, 2010 (“the 2010 3rd quarter”), compared with the three months ended June 30, 2009 (the “2009 3rd quarter”) to $14.4 million from $14.0 million in 2009. The increase in net revenues was primarily due to:
•	Growth in our Wholesale Plans Division of approximately $.8 million attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients.
•	Growth in our Retail Plans Division of approximately $.4 million attributable to new business beginning in the second quarter of 2010. See the “Segment Discussion Analysis” below for additional information.
•	Our Insurance Marketing Division experienced a decrease of $.7 million primarily attributable to discontinued programs. See the “Segment Discussion Analysis” below for additional information.
•	Other increases of $.1 million.
Direct costs increased $.3 million (a 3% increase) during the 2010 3rd quarter to $10.1 million from $9.8 million in the 2009 3rd quarter. The increase in direct costs was attributable to the following:
•	Our Wholesale Plans Division decreased $.2 million primarily attributable to a decline in the company’s waiver reimbursements liability.
•	Growth for our Retail Plans Division of $1.0 million attributable to new business beginning in the second quarter of 2010. See the “Segment Discussion Analysis” below for additional information.
•	Our Insurance Marketing Division experienced a decrease of $.5 million attributable to discontinued programs. See the “Segment Discussion Analysis” below for additional information.
Operating expenses remained at $2.9 million during the 2010 and 2009 3rd quarters.
Other income decreased $.3 million during the 2010 3rd quarter to an expense of $.02 million from income of $.3 million during the 2009 3rd quarter. The decrease was primarily attributable to income earned from a non-recurring transaction during the 2009 3rd quarter.
Provision for income taxes, net decreased by $.3 million during the 2010 3rd quarter to $.4 million from $.7 million in the 2009 3rd quarter. The decrease was attributable to tax refunds of $.5 million for federal and state income taxes for prior fiscal years.
Net income increased $.1 million (a 10% increase) to approximately $.95 million during the 2010 3rd quarter compared to $.86 million during the 2009 3rd quarter.

Segment Discussion Analysis
Wholesale Plans Division
Selected Operating Metrics
($ in thousands except member data)

	For the Three Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues	$5,764	$5,021	15%
Direct costs (a)	3,939	4,102	(4%)
Operating expenses	462	411	12%

Operating income	$1,364	$508	169%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	68%	82%	(14%)
Operating expenses	8%	8%	—
Operating income	24%	10%	14%

Member count at June 30,	626,155	728,397	(14%)

(a)	Gross of intercompany eliminations
Net revenues increased $.8 million (a 15% increase) during the 2010 3rd quarter to $5.8 million from $5.0 million during the 2009 3rd quarter. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs decreased $.2 million (a 4% decrease) during the 2010 3rd quarter to $3.9 million from $4.1 million during the 2009 3rd quarter. The decrease was primarily attributable to our client’s waiver of rental payment expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental-purchase industry. For approximately 3,100 (78%) of our point-of-sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances including circumstances when the client’s customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase in product service expense was attributable to increased program membership, increases in the average number of products that members have eligible for service and a slight increase in the average cost per incident. The increase in unemployment waiver expense was primarily related to increases in program membership and an increase in the level of national unemployment.
Operating expenses increased 12% to $.5 million during the 2010 3rd quarter when compared to the 2009 3rd quarter. The increase was attributable to an increase in compensation expense for additional employees resulting from the increase in revenue.

Retail Plans Operating Segment
Selected Operating Metrics
($ in thousands except member data)

	For the Three Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues (a)	$4,883	$4,479	9%
Direct costs	3,197	2,171	47%
Operating expenses	1,326	1,448	(8%)

Operating income	$359	$860	(58%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	65%	48%	17%
Operating expenses	27%	32%	(5%)
Operating income	7%	19%	(12%)

Member count at June 30,	1,561,345	1,194,864	31%

(a)	Gross of intercompany eliminations
Net revenues increased $.4 million (a 9% increase) during the 2010 3rd quarter to $4.9 million from $4.5 million during the 2009 3rd quarter. The increase in net revenues was attributable to new business beginning in the second quarter of 2010.
Direct costs increased $1.0 million (a 47% increase) during the 2010 3rd quarter to $3.2 million from $2.2 million during the 2009 3rd quarter. The increase in direct costs was attributable to new business beginning in the second quarter of 2010.
Operating expenses decreased $.1 million (an 8% decrease) to $1.3 million during the 2010 3rd quarter from $1.4 million during the 2009 3rd quarter. The decrease in operating expenses was attributable to the centralization of operations for our Retail Plans Division during the 2010 1st quarter.
Operating income decreased $.5 million (a 58% decrease) to $.4 million during the 2010 3rd quarter from $.9 million in the 2009 3rd quarter.

Insurance Marketing Operating Segment
Selected Operating Metrics
($ in thousands except agent and insurance data)

	For the Three Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues (a)	$5,017	$5,653	(11%)
Direct costs	4,286	4,730	(9%)
Operating expenses	780	809	(4%)

Operating income (loss)	$(49)	$114	(143%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	85%	84%	1%
Operating expenses	16%	14%	2%
Operating income	(1%)	2%	(3%)

Number of Agents	7,757	5,502	55%
Number of In-force Policies	24,899	24,304	3%
Net revenues decreased $.7 million (an 11% decrease) during the 2010 3rd quarter to $5.0 million from $5.7 million during the 2009 3rd quarter. The decrease in net revenues was attributable to customers who have terminated at $.8 million offset by an increase in active programs of $.1 million.
Direct costs decreased $.4 million (a 9% decrease) during the 2010 3rd quarter to $4.3 million from $4.7 million during the 2009 3rd quarter. The decrease in direct costs was attributable to the decrease in net revenues.
Operating expenses decreased $.03 million (a 4% decrease) to $.78 million during the 2010 3rd quarter from $.81 million during the 2009 3rd quarter. The decrease in operating expenses was attributable to a decrease in compensation expense resulting from staffing changes during the current fiscal quarter.
Operating income decreased $.16 million (a 143% decrease) to a loss of $.05 million during the 2010 3rd quarter from $.1 million in the 2009 3rd quarter.
Corporate Operating Segment
Selected Operating Metrics
($ in thousands)

	For the Three Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	332	225	48%

Operating income (loss)	$(332)	$(225)	(48%)

Operating expenses increased $.1 million (a 48% increase) to $.3 million during the 2010 3rd quarter from $.2 million during the 2009 3rd quarter. The increase was attributable to: a) compensation expense for existing employees plus the addition of two employees; and b) additional travel expenses during the quarter.

Discussion of Nine Months Ended June 30, 2010 and 2009
Net revenues increased $15.6 million (a 61% increase) during the nine months ended June 30, 2010 (“the 2010 period”), compared with the nine months ended June 30, 2009 (the “2009 period”) to $41.1 million from $25.5 million in 2009. The increase in net revenues was primarily due to:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase of revenue of $13.5 million;
•	Growth in our Wholesale Plans Division of approximately $1.8 million attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients; and
•	Growth in our existing Retail Plans Division of approximately $.3 million. See the “Segment Discussion Analysis” below for additional information.
Direct costs increased $11.6 million (a 69% increase) during the 2010 period to $28.4 million from $16.8 million in the 2009 period. The increase in direct costs was attributable to the following:
•	The acquisition of Access Plans USA in April 2009 which resulted in an increase in cost of sales of $10.8 million;
•	Our Wholesale Plans operating segment experienced an increase of $1.0 million primarily related to our clients’ product service expenses; and
•	Our existing Retail Plans Division experienced a decrease of $.2 million attributable to a decrease in compensation expense resulting from the centralization of operations for our Retail Plans Division during the fiscal 2010 1st quarter ended December 31, 2009. See the “Segment Discussion Analysis” below for additional information.
Operating expenses increased $2.9 million (a 52% increase) during the 2010 period to $8.5 million from $5.6 million in the 2009 period. The increase in operating expenses was attributable to the acquisition of Access Plans USA in April 2009. See the “Segment Discussion Analysis” below for additional information.
Net other income decreased $.2 million during the 2010 period to $.02 million from $.22 million during the 2009 period. The decrease was primarily attributable to income earned from a non-recurring transaction during the 2009 3rd quarter.
Provision for income taxes, net increased by $.5 million during the 2010 period to $1.7 million from $1.2 million in the 2009 period. The net increase consisted of tax refunds of $.5 million for federal and state income taxes for prior fiscal years.
Net income was approximately $2.6 million during the 2010 period compared to $2.1 million during the 2009 period.

Segment Discussion Analysis
Wholesale Plans Division
Selected Operating Metrics
($ in thousands except member data)

	For the Nine Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues	$16,539	$14,707	12%
Direct costs (a)	12,461	11,464	9%
Operating expenses	1,494	1,387	8%

Operating income	$2,584	$1,856	39%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	75%	78%	(3%)
Operating expenses	9%	9%	—
Operating income	16%	13%	3%

Member count at June 30,	626,155	728,397	(14%)

(a)	Gross of intercompany eliminations
Net revenues increased $1.8 million (a 12% increase) during the 2010 period to $16.5 million from $14.7 million during the 2009 period. The increase in net revenues was attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients.
Direct costs increased $1.0 million (a 9% increase) during the 2010 period to $12.5 million from $11.5 million during the 2009 period. The increase was primarily attributable to our client’s product service expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase in product service expense is attributable to increased program membership, increases in the average number of product that members have eligible for service and a slight increase in the average cost per incident. The increase in unemployment waiver expense is primarily related to increases in program membership and an increase in the level of national unemployment.
Operating expenses increased 8% to $1.5 million during the 2010 period when compared to the 2009 period. The increase was attributable to an increase in compensation expense for additional employees resulting from the increase in revenue.
Operating income increased $.7 million (a 39% increase) during the 2010 period to $2.6 million from $1.9 million in the 2009 period.

Retail Plans Operating Segment
Selected Operating Metrics
($ in thousands except member data)

	For the Nine Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues (a)	$12,893	$8,723	48%
Direct costs	6,869	4,160	65%
Operating expenses	3,785	2,700	40%

Operating income	$2,239	$1,863	20%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	53%	48%	5%
Operating expenses	29%	31%	(2%)
Operating income	17%	21%	(4%)

Member count	1,561,345	1,194,864	31%

(a)	Gross of intercompany eliminations
Net revenues increased $4.2 million (a 48% increase) during the 2010 period to $12.9 million from $8.7 million during the 2009 period. The increase in net revenues was primarily due to:
•	The acquisition Access Plans USA Retail operating segment in April 2009 which resulted in an increase of $2.2 million;
•	The remaining $2.0 million was attributable to new contracts beginning during the 2009 1st quarter and the 2010 2nd quarter.
Direct costs increased $2.7 million (a 65% increase) during the 2010 period to $6.9 million from $4.2 million during the 2009 period. The increase in direct costs was attributable to:
•	The acquisition Access Plans USA Retail operating segment during 2009 which resulted in an increase of $.6 million;
•	The remaining $2.1 million was attributable to the new contract beginning in the 2010 2nd quarter.
Operating expenses increased $1.1 million (a 40% increase) to $3.8 million during the 2010 period from $2.7 million during the 2009 period. The increase in operating expenses was attributable to:
•	The acquisition of Access Plans USA Retail operating segment during 2009 which resulted in an increase of $1.0 million;
•	Operating expenses of $.4 million for the new contract in the 2010 2nd quarter; and
•	Operating expenses for our existing Retail Plans operating segment decreased $.3 million due to a decline in operating expenses resulting from the centralization of operations for our Retail Plans Division during the fiscal 2010 1st quarter.
Operating income increased $.3 million (a 20% increase) to $2.2 million during the 2010 period from $1.9 million in the 2009 period.

Insurance Marketing Operating Segment
Selected Operating Metrics
($ in thousands except agent and insurance data)

	For the Nine Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues (a)	$15,441	$5,653	173%
Direct costs	12,799	4,730	171%
Operating expenses	2,367	809	193%

Operating income	$275	$114	141%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	83%	84%	(1%)
Operating expenses	15%	14%	1%
Operating income	2%	2%	—

Number of Agents	7,757	5,502	41%
Number of In-force Policies	24,899	24,304	3%
Our Insurance Marketing operating segment was part of the Access Plans USA acquisition in April 2009. Operating results for the nine months ended June 30, 2009 are only for three months.
Corporate Operating Segment
Selected Operating Metrics
($ in thousands)

	For the Nine Months Ended June 30,
	2010	2009	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	859	697	23%

Operating income (loss)	$(859)	$(697)	(23%)

Operating expenses increased 18% to $.9 million during the 2010 period when compared to the 2009 period. The increase was attributable to an increase in compensation expense for existing employees and the addition of two employees.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash of $4.4 million and $4.1 million at June 30, 2010 and September 30, 2009, respectively. Our working capital was $4.8 million at June 30, 2010 compared to $1.1 million at September 30, 2009. The improvement of $3.7 million was due to the following:
•	Cash increased $.3 million which was partially a result of net income;
•	Accounts receivable increased $1.3 million primarily attributable to revenue growth;
•	Notes payable decreased $1.1 million resulting from the early retirement of notes payable to related parties;
•	Other accrued liabilities decreased $.8 million attributable to: a) payments for legal settlements of $.3 million; b) income taxes payable of $.3 million and c) other accrued liabilities of $.2 million.
•	Net increases of $.2 million for other current assets and liabilities.
Pursuant to discussions between the note holders and our directors, on November 18, 2009 the disinterested directors approved a proposal by the note holders that the notes be paid off early at a 10% discount. As a result of the discount, the Company recorded a gain of $94,444 in other income for the three months ended December 31, 2009. Principal payments of $1,030,348 were made to the note holders on January 6, 2010 resulting in retirement of the notes.
Cash provided by operating activities was $2.0 million for the nine months ended June 30, 2010 compared to $2.9 million for the same period in 2009. The decrease of $.9 million was attributable to:
•	An increase in net income of $.5 million;
•	An increase in depreciation and amortization expense of $.3 million as a result of the acquisition of Access Plans USA in 2009;
•	A decrease in deferred tax assets of $.6 million primarily attributable to a decrease in net operating loss carry forwards of $.4k deferred state income tax credit recorded in December 2008;
•	An increase in accounts receivable of $1.3 million primarily attributable to revenue growth;
•	A decrease in claims and other accrued liabilities of $1.0 million; and
•	Other decreases of $.2 million.
Cash provided by investing activities decreased by $.1 million to $.2 million for the nine months ended June 30, 2010 from $.3 million for the same 2009 period. The decrease of $.1 million was attributable to a decrease in restricted cash of $.3 million resulting from the settlement of the States General legal proceedings on October 27, 2009 offset by a decrease in cash received from acquisition of $.4 million. (See Part II Other Information — Item 1. Legal Proceedings, below)
Cash used in financing activities remained unchanged at $1.8 million for the nine months ended June 30, 2010 and 2009.
We anticipate that our cash on hand, together with cash flow from operations, will be sufficient for the next 12 months and beyond to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.
IMPACT OF INFLATION
Inflation has not had a material effect on us to date. However, the effects of inflation on future operating results will depend in part, on our ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended June 30, 2010 we did not have any risks associated with market risk sensitive instruments or portfolio securities.

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
Management’s Assessment of Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of June 30, 2010 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with U. S. generally accepted accounting principles.
During the second quarter of 2010, we completed the implementation of new processes and procedures for our Insurance Marketing Division to strengthen processing and reporting of commission expense and unearned commission results With the exception of this enhancement, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
There have been no material changes from the legal proceedings previously disclosed in our Form 10Q for the quarterly period ended March 31, 2010.

ITEM 1A.	RISK FACTORS
In addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009, our government regulations risk factors have been expanded to disclose additional risk factors regarding the HealthCare and Education Affordability Reconciliation Act of 2010 signed into law on March 30, 2010.
GOVERNMENT REGULATION AND RELATED PRIVATE PARTY LITIGATION MAY ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIMIT OUR OPERATIONS.
In recent years, several states have enacted laws and regulations that govern discount medical program organizations (DMPOs) similar to those we offer and organize. The laws vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner, by which discount medical programs are sold, the price at which they are sold, and the DMPO licenses or registrations. We hold these licenses or have applications pending in the jurisdictions where licenses or registrations are required and where the respective our DMPO conducts business. Because a significant number of states have not enacted laws governing discount medical programs we cannot predict whether those states will similarly enact these laws and if they do, we do not know the full consequence of their enactment upon our business. We do not know whether we will be able to maintain all necessary licenses and registrations. Our need to comply with these laws and regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material adverse effect on our results of operations and financial position.
Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. At the federal level, The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care reform law) was signed into law on March 30, 2010. Although much of the regulatory interpretation of the new law has yet to be proposed and adopted in the form of regulation, beginning in 2010 insurers are required to implement a number of changes related to major medical insurance policies. These changes include: changes to required coverage, elimination of most preexisting condition exclusions and a minimum loss ratio of 80-85%. The minimum loss ratio requires health insurance companies to expend 80% of the premium on medical service reimbursements (85% for group health). The law will require certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The law could impact the number of health insurance customers purchasing health insurance and the amount and nature of the health insurance they purchase. We are unable to predict whether this law will increase or decrease the number of people purchasing health insurance or the amount of insurance purchased. It is likely that commissions on the sale of individual major medical insurance policies will be reduced in the future and, if that happens, it could result in a significant reduction in our revenue. Most of our commission revenue is ultimately paid to our agents so the potential reduction in revenue will not necessarily cause a reduction in our profitability in the same proportion. The reduction in commission could cause our agents to stop selling health insurance or cause them to sell other products to make up for the loss of their revenues.
Other proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in healthcare policy could significantly affect our business. Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business in the future. The legislative and regulatory initiatives at both the federal and state levels to effect changes and cost containment in the nation’s health care system may decrease the amount of commissions we can earn, eliminate some of the products we currently and may offer, increase the cost of compliance or materially affect the insurance products and services offered by us and our profitability.

Although we are not an insurance company, the insurance companies from which we obtain our products and financial services are subject to various federal and state laws and regulations applicable to their operations. These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those laws and regulations. We may also be limited in manner in which we market and distribute our products and financial services as a result of these laws and regulations.
We market memberships in associations that have been formed to provide various consumer benefits to their members. These associations may include in their benefit packages unemployment waivers, extended service and insurance products that are issued under group or blanket policies covering the association’s members. Most states’ insurance laws and regulations allow these membership programs that contain insurance products to be sold under certain circumstances without a licensed insurance agent making each sale. If a state were to determine that our sales of these program memberships do not comply with their laws or regulations, it would result in a material adverse effect on our results of operations and financial position. Our ability to continue selling these memberships would be adversely affected, and we may be subject to fines and penalties and may have to issue refunds or provide restitution to the associations and their members.
The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various government authorities and related private litigation. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting these arrangements, and addressing disclosures of these arrangements to the insured. Various state departments of insurance may also adopt new regulations addressing these matters. While it is not possible to predict the outcome of the government inquiries and investigations into the insurance industry’s commission payment practices or the response by the market and government regulators, any material decrease in our profit-sharing contingent commissions is likely to have an adverse effect on our results from operations.

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

Access Plans, Inc.
August 13, 2010	By:	/s/ Danny Wright
Danny Wright
Chief Executive Officer (Principal Executive Officer)

August 13, 2010	By:	/s/ Brett Wimberley
Brett Wimberley
Chief Financial Officer (Principal Financial Officer)