Form 10-K
period 2010-09-30
Access Plans Inc
filed 2010-12-22
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
or
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
Common Stock, $.001 Par Value
(Title of Class)
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 505 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant, computed using the last sale price, or the average bid and asked price of such common equity as reported for the registrant’s common stock on March 31, 2010 was $8,209,600.
As of December 16, 2010, 19,877,204 shares of the registrant’s common stock, $0.001 par value were outstanding.

ACCESS PLANS, INC.
FORM 10-K

ITEM 1.	BUSINESS.
We are a leading provider of consumer membership plans, healthcare savings membership plans and a marketer for individual major medical health insurance products. For our membership plan products, through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our clients’ customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents. Our vision statement is “Valued Benefits for Every Family”.
Our current operations are organized under four operating segments.
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
Corporate
Our Corporate segment includes salary and other expenses for individuals performing services for administration of overall operations of the Company. These expenses are not allocated to our other segments.
INDUSTRY OVERVIEW
Wholesale Plans
Our Wholesale Plans Division’s products are primarily offered and distributed at rent-to-own retail stores pursuant to contractual arrangements. All of these rent-to-own retail stores are owned by rent-to-own industry participants who are unrelated and independent of us. Nationwide there are approximately 8,600 locations serving approximately 4.1 million households according to the Association of Progressive Rental Organizations (“APRO”). It is estimated that the two largest rent-to-own industry participants’ account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and that trend is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
The rent-to-own industry serves a highly diverse customer base. According to APRO, approximately 96% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. APRO also estimates that 95% of customers have high school diplomas.

Healthcare Industry
Our Retail Plans and Insurance Marketing Divisions offer healthcare solutions for individuals and families who are insured, underinsured (limited benefit insurance plans), and uninsured.
The uninsured. It is estimated that 16.7% of all people in America, or 50.7 million individuals, were without health insurance coverage in 2009, an increase of 4.4 million people compared to 2008. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2009 Report” issued September 2010]. Furthermore, 9.1% of the uninsured have annual income over $75,000. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2009 Report” issued September 2010].
The percentage of people working full-time without health insurance in 2009 was 15.2%, an increase from 14.6% in 2008. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2009 Report” issued September 2010]. Nationally, healthcare expenditures are projected to have reached $2.5 trillion in 2009, up from $1.35 trillion in 2000. [Source: U.S. Centers for Medicare and Medicaid Services]. Costs of healthcare (in doctors’ offices and hospitals) for self-paying uninsured patients are often far higher than the amount an insured or his or her insurance company would pay for the same healthcare services. The number of people with health insurance in the U.S. decreased in 2009 for the first time since 1987, the first year that comparable health insurance data were collected.
The insured and underinsured. In 2009, 55.8% of the U.S. population participated in employer-sponsored medical insurance plans, showing a gradual year-by-year decrease from 58.5% in 2008. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2009 Report” issued September 2010]. In addition, data from the Kaiser Family Foundation show that employers are requiring employees to contribute more in cost-sharing (premiums, deductibles and/or co-payments) for their health insurance. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2009 Annual Survey”]. Between 2008 and 2009, premiums for employer-sponsored health insurance rose 5.0%, a rate that exceeds the 2009 inflation rate of -.4% and the 2009 decrease in national average wage index of 1.5%, and the overall average premiums for family coverage have increased 130% over the last 10 years. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2009 Annual Survey”]. These increases are, in turn, hitting employees of small employers particularly hard because to keep premiums affordable, the benefit packages generally include higher cost-sharing levels through higher deductibles and copayments than packages offered by large employers. [America’s Health Insurance Plans Center for Policy and Research Report, March 2009]. Therefore, higher costs are not only being felt by the employers, but also by their employees. The average monthly contribution by workers for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $75 and $333, respectively, in 2010. The average cost of family coverage is now $13,770 per year, including worker contributions of $3,997. Not surprisingly, employers are looking for alternatives. In 2010, 69% of employers offered health benefits compared to 60% reported for 2009. The cost of health insurance remains the main reason cited by firms for not offering health benefits. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2009 Annual Survey”].
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
A number of insurers have discontinued offering their insurance products in certain states, due to state regulations that no longer provide for a viable operating environment. As a result of these health coverage cancellations, those formerly insured individuals and families are required to pay more for their insurance coverage, cannot obtain any coverage because of pre-existing conditions or simply remain uninsured for healthcare.
In addition, federal legislation provides for tax favorable Health Savings Accounts (“HSAs”). Individuals with high deductible health insurance coverage can deduct contributions to their HSA from their reported income for tax purposes. In 2010, the qualifying health insurance must have a deductible of at least $1,200 for individuals and $2,400 for families and the maximum amount that can be contributed is $3,050 for individuals and $6,150 for families. Amounts contributed to the HSAs can be used for certain uninsured medical expenses, but generally cannot be used to pay for the health insurance premium. Individuals can establish HSAs without regard to their income and amounts contributed to the HSAs do not have to be used within a certain time period. Because the higher deductible health insurance policies generally provide lower premium amounts, there is an increasing market for specialty plans that supplement or fill deductible or other gaps in coverage for millions of Americans.

Self-employed and small businesses. In 2010, 68% of employers with between 3 and 199 workers provided health insurance, up from 59% in 2009. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2010 Annual Survey”]. Small firms with fewer than 500 employees represent 99.9% of the 29.6 million U.S. businesses in 2008. [Source: U.S. Census Bureau, Statistics of U.S. Businesses]. In addition, small businesses have accounted for 64% of net new jobs annually over the last 15 years. [Source: Small Business Administration Office of Advocacy, September 2009]. Individuals working for such small businesses generally do not have access to group health insurance at affordable rates. As the number of uninsured individuals increases, we anticipate that the market for our non-insurance healthcare savings programs and economically priced small group insurance products will increase.
Senior population. The age 65 and over segment of the U.S. population is expected to grow from 40 million in 2010 comprising 13% of the population to 89 million by 2050, comprising 20% of the total population. [Source: U.S. Census Bureau, 2009]. While the federal Medicare program covers a portion of healthcare expenses for senior Americans, the gaps in coverage provide a significant market for supplemental plans.
HISTORY OF THE COMPANY
Access Plans, Inc. became a holding company of Alliance HealthCard and its subsidiaries and the registrant under the Securities Exchange Act of 1934 following approval by the shareholders of Alliance HealthCard, Inc. (“Alliance HealthCard”), effective December 7, 2009, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc.
Our subsidiary, Alliance HealthCard, was founded in 1998 as a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others.
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
BMS was formed in February 2002 and is a national membership program benefit organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through about 4,910 rent-to-own retail store locations in the U.S., Puerto Rico and Canada.
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
BUSINESS OVERVIEW
We are a leading provider of consumer membership plans, healthcare savings membership plans and a marketer for individual major medical health insurance products. In partnership with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our clients’ customers. Our major medical health insurance products are offered and sold through a national network of independent agents.

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
This Division currently manages about 220 membership plans for our clients that include rental-purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At September 30, 2010, our wholesale plans were offered at approximately 4,910 locations. Of the locations at September 30, 2010, 2,880 locations were Rent-A-Center company owned locations operated under their brand. Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $11.9 million, (21% of total revenue) during the fiscal year ended September 30, 2010, compared to $11.6 million, (30% of total revenue) during the fiscal year ended September 30, 2009. Total revenue for our Wholesale Plans’ Division accounted for $22.4 million, (40% of total revenue) and $19.5 million, (50% of total revenue) during the fiscal years ended September 30, 2010 and September 30, 2009, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the selling efforts at those locations. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, the loss of these contractual arrangements, especially with Rent-A-Center would have a significant adverse impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Retail Plans
Our Retail Plans’ offerings include healthcare savings plans and association memberships that provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $17.5 million, (32% of total revenue) and $12.8 million, (33% of total revenue) during the fiscal years ended September 30, 2010 and 2009, respectively.
This Division is comprised of the membership business of Alliance Healthcard, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). Capella and PME are subsidiaries of Access Plans USA, which we acquired on April 1, 2009 (See Note 4. Mergers and Acquisitions). PME also owns and manages proprietary networks of dental and vision providers that provide services at negotiated rates to certain members of our plans and other plans that have contracted with us for access to our networks.
Through our healthcare savings plans, we believe customers save an average of 35% on their medical costs and between 10% and 50% on services through other discount medical providers. These discounts for services that do not require the use of a medical PPO are more difficult to track because our members pay a discounted rate at point of service.
Operationally, this Division utilizes two platforms: the “Affinity” system that is operated under a license to PME and the “Alliance” system that is a proprietary system we developed. These systems are utilized primarily for the following functions:
•	Maintaining member eligibility;
•	Generate periodic reporting to contracted third party networks and other vendors;
•	Paying commissions;
•	Maintaining a database of providers and provider locator services; and
•	Drafting or charging member accounts and tracking cash receipts.

In addition to our wholesale and retail offerings, certain clients may choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment, and we provide customer service. These offerings are designed to enhance our clients’ existing product and service offerings and improve their product value relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates. Our additional distribution channels also include network marketing representatives, independent agents and consumer direct sales call centers. We also market to internet portals and financial institutions.
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
Insurance Marketing
Our Insurance Marketing Division offers and sells individual major medical health insurance products and related benefit plans, including specialty insurance products, primarily through a national network of independent agents. America’s Healthcare/Rx Plan Agency (AHCP), also a subsidiary of Access Plans USA, is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,420 independent agents which have carrier appointments through AHCP. The primary insurance carriers that we represent include: Golden Rule Insurance Company, World Insurance Company, Aetna and Colorado Bankers.
Access Plans USA was acquired on April 1, 2009. Operating results for 2009 are only for the six months ended September 30, 2009 (See Note 4. Mergers and Acquisitions).
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
•
Agent advances — with most of the major medical products we represent, agents are entitled to from three to nine months of advance commissions either funded by AHCP or our insurance carrier partner. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.

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

Our strategy for the Insurance Marketing Division is to:
•	continue working with insurance carriers in the development of proprietary products for our agents to represent;
•	expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and
•	enhance our e-agent platforms in order to better serve our existing agents and improve attraction of new agents to sell insurance products we represent.
We generate most of our revenue in this Division from commissions paid to us by health insurance carriers whose health insurance policies and products we sell. Our revenue attributable to commission and fee revenue was approximately $20.6 million (37% of total revenue) and $11.4 million (29% of total revenue), respectively for the fiscal years ended September 30, 2010 and 2009.

BUSINESS STRATEGY
Our focus is providing national membership program benefits to organizations that include rental-purchase companies, financial institutions, retail merchants, and consumer finance companies nationwide. For our major medical health insurance products, we offer and sell these products through a national network of independent agents. The strategy is to succeed in the marketplace by:
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
Increase Market Penetration
We believe we have opportunities to expand our offerings to markets with similar operational and customer demographic characteristics to those we now serve. In addition, many of these markets may be substantially larger than our existing markets. We recently began exploring these new markets and plan to continue such efforts. Our tested and proven infrastructure allows us to serve substantially more customers without a significant increase in fixed costs.
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
Continually Enhance Programs
We believe that we are well-positioned to increase market share by taking advantage of providing consumers distinctive and innovative membership programs. We will continue to enhance our programs and add, remove or restructure benefits to sustain this advantage. As we consider new markets, we seek opportunities to deliver competitive plans with innovative services or operational structures.
Manage Growth Effectively
We intend to grow by focusing our sales team on potential new accounts, while continuing to expand our existing customer base by tailoring new programs that will continue to complement and increase the customer’s existing revenue sources. In addition, we continue to selectively consider acquisitions of membership program companies to improve our market share. We believe that we have the management team in place to manage this growth.

SERVICES
We provide consumer membership plans, healthcare savings membership plans and are a marketer for individual major medical health insurance products. Our benefit categories include: Discount Medical, Food and Entertainment, Insurance, Automotive Discounts, Dealer Add-In Benefits and Miscellaneous Benefits.

Discount Medical	Insurance
Physician Network Access	Major Medical/Individual Health Insurance
Dental Network Access	Life Insurance
Vision Care & Eyewear Network Access	Accidental Death & Dismemberment
Pharmacy Network Discounts	Involuntary Unemployment
Mail Order Pharmacy Discounts	Leased Property Insurance
Chiropractor Network Access	Dental Insurance
Hearing Aid Discounts	Limited Medical Insurance
Vitamins & Nutritional Supplements	Critical Illness Insurance

Automotive Discounts	Dealer Add-In Benefits
Discounted Roadside Assistance	Lease Cancellation Benefits
Automotive Service Provider Savings	Account Reinstatement
Customer Trip Routing	Points Program for On Time Payments
Car Theft Reward
Rental Car Savings

Food and Entertainment	Miscellaneous Benefits
Grocery Coupon Savings	Kid Secure
Restaurant Savings	Discounted Legal Services
Theme Park Discounts	Savings at Choice Hotels
Movie Theater Discounts	Savings at 1-800Flowers.com
Product Service Plans
CUSTOMERS
Our Wholesale Plans Division currently manages about 220 membership plans for our clients that include rental purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. Our Retail Plans are offered at over 7,000 retail locations. Our Insurance Marketing Division currently sells the products of approximately 12 insurance carriers.
Revenue attributable to two contracts in our Wholesale Plans and Insurance Marketing Divisions totaled $22,234,963 or 40% of total revenue for the fiscal year ended September 30, 2010.
Revenue attributable to one contract in our Wholesale Plans’ Division totaled $11,858,278 or 21% of total revenue for the fiscal year ended September 30, 2010.

EMPLOYEES
As of September 30, 2010, we had 78 full-time employees in the following departments:

Number of
Department	Employees
Customer Services and Client Support	40
Sales and Marketing	11
Executive and Administration	10
Finance and Accounting	10
Information Services	7
COMPETITION
Wholesale and Retail Plans Divisions
While there are numerous companies providing membership offerings, they compete for members by soliciting customers throughout various industries. We strive to maintain strong client relationships in order to mitigate the effects of such competition. There are a number of companies that compete with us. Our principal competitors include: New Benefits, Coverdell, MembersTrust, Affinion, Aegon and CAREINGTON International Corporation. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers.
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
We face additional competition due to a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare services. In addition, because our products and services are marketed through independent agents, most of which represent and offer insurance products of multiple insurance companies, we compete for the marketing focus of each independent agent.
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
Our association-based programs are offered through several different associations. For some of our Wholesale and Retail Division plans we administer claims for of our association-based insurance and service programs through our subsidiary, BMS Agency, an Oklahoma licensed insurance agency. Those association-based programs are offered through an Oklahoma association in accordance with the laws of Oklahoma. For other programs, including association-based programs offered through AHCP, our subsidiaries are not involved in the administration of the claims.

The laws and regulations and their interpretation relating to our insurance, service and discount medical business are subject to uncertainty and change. There is no assurance that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. See Item 3. Legal Proceedings below. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted. We are subject to the risk of challenges to the legality of selling insurance or other regulated products through our association based marketing program, including claims that our programs do not comply with a particular state’s laws regarding the offering and licensing for a regulated product or administration of claims. We are subject to the risk that our discount programs will be determined to be regulated by the discount buying club laws or physician referral laws. In addition, the use of the internet in the marketing and distribution of our services is relatively new and presents issues. These issues include the limitations on an insurance regulator’s jurisdiction and whether Internet service providers, gateways or cybermalls are engaged in the solicitation or sale of insurance policies or otherwise transacting business requiring licensure under the laws of one or more states.
Discount Medical Regulations
There are approximately 34 states that now have licensing laws and regulations for discount medical provider organizations (hereinafter referred to as “DMPO”). The regulations differ materially among states and are subject to amendment and reinterpretation by the agencies charged with their enforcement. Some states require a license to operate as a DMPO. We have three subsidiaries that operate as DMPOs. Alliance HealthCard of Florida, Inc. is registered or licensed, or has applications for licensing pending or in process in all states where required. Our other DMPOs are registered or licensed in all states where they are conducting business and licensing is required. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in that state. In addition, California views our discount medical plans as managed healthcare and its Department of Managed Health Care has taken the position that we must seek and eventually obtain a license under the Knox-Keene Act. Capella, Inc., consistent with a previous settlement with the California Department of Managed Health Care, is in the process of obtaining a license under the Knox-Keene Act. Compliance with these regulations on a state-by-state basis has been expensive and cumbersome. See Item 3.Legal Proceedings below.
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

Insurance Regulations
Government regulation of insurance is a changing area of law and varies from state to state. Our insurance agency, our agents and the insurance companies from which we obtain our insurance products and financial services are subject to various federal and state regulations applicable to their operations. These insurance companies and we must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.
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

Healthcare Regulation and Reform
Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business. There continues to be diverse legislative and regulatory initiatives at the federal and state levels that may affect aspects of the nation’s health care system some of which may decrease the amount of commissions we can earn, may eliminate some of the products we offer, increase the cost of compliance or adversely affect the insurance products and services offered by us and our profitability. The Health Care and Education Affordability Reconciliation Act of 2010 (“Health Care Reform Law”) which was signed into law on March 30, 2010 will reduce the amount of commission paid by health insurance carriers and may have other adverse consequences including those listed above in this paragraph.
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
In addition to federal regulation and reform, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, prompt payment practices, health insurer liability and mandated benefits. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information. As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive. We expect that this trend of increased legislation and regulation will continue. We are unable to predict what state reforms will be enacted or how they would affect our business.
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

Network Marketing Regulation
Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. Our network marketing organization and activities are subject to scrutiny by various state and federal governmental regulatory agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. The compensation structure of these selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new legislation and adoption of regulations pertaining to this type of product distribution.
We seek legal advice, regarding the structure and operation of our network marketing to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements.
Legislative Development
In addition to the Health Care Reform Law, numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in healthcare policy could significantly affect our business. Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.
We are unable to evaluate new legislation that may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our business, financial condition or results of operations; while others, if adopted, could potentially benefit our business.
Privacy Laws
Certain of our services are based upon the collection, distribution and protection of sensitive private data. Our contracts with certain clients require our protection of certain confidential information and to compliance with certain provisions of privacy laws including the Gramm-Leach-Bliley Act. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and the breach could violate certain of our client agreements. We have incurred, and may continue to incur, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to government fines or sanctions, legal claims from clients or customers under that govern the security non-public personal information. There is no assurance that we would prevail in the event of such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases that may adversely affect both our ability to market our services and the credibility of our information.

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
A SIGNIFICANT PORTION OF OUR REVENUE IS DEPENDENT ON TWO CLIENTS.
Revenue attributable to two clients in our Wholesale Plans and Insurance Marketing Divisions totaled $22,234,963 or 40% of total revenue for the fiscal year ended September 30, 2010.
For the fiscal year ended September 30, 2010, revenue attributable to a client in our Wholesale Plans Division totaled $11,858,278 or 21% of total revenue. Although we have long-term contracts with these clients, loss of either or both of these clients would have a significant adverse affect on our revenues, profitability and our ability to negotiate discounts with vendors.
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
WE DEPEND ON VARIOUS THIRD-PARTY VENDORS TO SUPPLY CERTAIN PRODUCTS AND SERVICES THAT WE MARKET.
We depend on various third-party vendors to supply the products and services that we market. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on favorable terms. With respect to the insurance programs and products that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we were required to use an alternative insurance carrier, it may materially increase the time required to bring alternative or substitute insurance related product to market. We are generally obligated to continue providing our products and services to our customers even if we lose the vendor providing the products or services. A disruption in our product offerings could harm our reputation and result in customer or agent dissatisfaction. Replacing existing third-party vendors may not be accomplished in a timely manner and may be with more expensive third-party vendors resulting in increased costs and reduced profitability.

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
THE COST OF COMPLIANCE WITH DISCOUNT MEDICAL PROGRAM ORGANIZATION LAWS AND REGULATIONS MAY ADVERSELY AFFECT OUR PROFITABILITY.
In recent years, several states have enacted laws and adopted regulations that govern discount medical program organizations (“DMPO”) similar to those we offer and organize. The laws and regulations vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner, by which discount medical programs are sold, the price at which they are sold, and the DMPO licenses or registrations. Because a significant number of states have not enacted laws governing discount medical programs we cannot predict whether those states will similarly enact these laws and if they do, we do not know the full consequence of their enactment upon our business. We do not know whether we will be able to maintain all necessary licenses and registrations. Our need to comply with these laws and regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material adverse effect on our results of operations and financial position.
THE EFFECT OF THE HEALTH CARE REFORM ON THE INSURANCE INDUSTRY AND OUR INSURANCE MARKETING DIVISION IS UNCERTAIN.
Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. At the federal level, The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Law) was signed into law on March 30, 2010. Although much of the regulatory interpretation of the new law has yet to be proposed and adopted, beginning in 2010 insurers are required to implement a number of changes related to major medical insurance policies. These changes include: changes to required coverage, elimination of most preexisting condition exclusions and a minimum loss ratio of 80-85%. The minimum loss ratio requires health insurance companies to expend 80% of the premium on medical service reimbursements (85% for group health). The law will require certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The Health Care Reform Law could impact the number of health insurance customers purchasing health insurance and the amount and nature of the health insurance they purchase. We are unable to predict whether this law will increase or decrease the number of people purchasing health insurance or the amount of insurance purchased. As a result of the Health Care Reform Law, commissions on the sale of individual major medical insurance policies will be reduced beginning in 2011 and that will result in a significant reduction in our revenue. Because most of our commission revenue is ultimately paid to our agents, we anticipate that the potential reduction in revenue will not necessarily cause a reduction in our profitability in the same proportion. However, the reduction in commission could cause our agents to stop selling health insurance or cause them to sell other products with high commission levels to make up for the loss of their revenues.

IN ADDITION TO THE RECENTLY ENACTED HEALTH CARE REFORM ACT, ADDITIONAL HEALTH CARE REFORM LEGISLATION CONTINUES TO BE CONSIDERED, THE NATURE AND CONSEQUENCE OF WHICH ARE CURRENTLY INDETERMINABLE.
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
INSURANCE PRODUCTS AND THE SALE OF THOSE PRODUCTS ARE HIGHLY REGULATED AND THE COST OF COMPLIANCE MAY INCRASE AND LIMIT THE INSURANCE PRODUCTS WE OFFER.
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
OUR MEMBERSHIP ASSOCIATIONS MAY BECOME SUBJECT TO INCREASED REGULATION, THROUGH REGULATORY LICENSING REQUIREMENTS, OR REGULATORY ENFORCEMENT, RESULTING IN RESTRICTION OF THE MANNER OF DISTRIBUTION AND RESULTING IN INCREASED REGULATORY COMPLIANCE COSTS AND PENALTIES.
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
OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS WITH INSURANCE COMPANIES AND AGENTS MAY BE SCRUTINIZED BY GOVERNMENTAL REGULATORS AND SUBJECT TO CONSUMER LITIGATION.
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
In April 2003 privacy regulations promulgated by The Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has regulations standardizing electronic transactions between health plans, providers and clearinghouses. Healthcare plans, providers and claims administrators are required to conform their electronic and data processing systems to HIPAA electronic transaction requirements. While we believe we are currently compliant with these regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant adverse effect on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal and civil sanctions.

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
Accordingly, there is the risk that our operations could be found to not comply with applicable laws and regulations that could
•	result in enforcement action and imposition of penalty,
•	require modification of our operations or programs,
•	result in negative publicity.
Any of these consequences could have a material adverse effect on our results of operations as well as our financial condition.
THE RECORDED GOODWILL ASSOCIATED WITH OUR ACQUISITION OF ACCESS PLANS USA AND OUR MERGER-ACQUISITION OF BMS HOLDING COMPANY MAY BECOME IMPAIRED AND REQUIRE A SUBSTANTIAL WRITEDOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE.
In connection with our acquisition of Access Plans USA in 2009 and our merger-acquisition of BMS Holding Company in 2007, we recorded goodwill that had a net aggregate asset value of $1,842,186 and $2,534,152, respectively at September 30, 2010. In the event that the goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
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
Our Insurance Marketing Division generates revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through agents with whom we have contracted. Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. Our failure to receive such commission information in a timely, complete and accurate fashion could adversely impact our ability to pay commissions in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner. These revenues are in the form of first year and renewal commissions that vary by company and product. We rely on data not under our control, including data provided to us by the insurance company and premium collection and payment service providers engaged by the insurance company to timely and accurately calculate and pay commissions including advance payment of agent commissions. Some of the commission information is processed for us by outside third party service bureaus or administrators. Some of those third party service bureaus or administrators have not had their controls evaluated by independent registered accountants and they have not received SAS 70 reports on their controls. We have performed limited reviews of their controls and have preliminarily determined that they have insufficient information technology general controls. Accordingly, the commission information we receive may fluctuate as the insurance company or its collection and payment service providers make adjustments to their reports of policies sold. We have implemented our own processes to evaluate the data that we receive to help confirm that it is consistent with the number and types of policies that we believe have been sold. However, it is difficult for us to independently determine whether carriers are reporting all commissions due to us, primarily because the majority of our members terminate their policies by discontinuing their premium payments to the carrier instead of informing us of the cancellation. Because we cannot always rely on the accuracy or timeliness of the data that we receive from the insurance company or its payment service providers, our financially reported commissions are subject to adjustment and we may not collect and realize the full amount of the reported revenue which may adversely affect our business, operating results and financial condition.
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

Accordingly, there is the risk that our network marketing system could be found to not comply with applicable laws and regulations that could
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
The Federal Trade Commission (“FTC”) and most states regulate advertising, product claims, and other consumer matters, including advertising of our healthcare savings products. All advertising, promotional and solicitation materials used by our independent marketing representatives and private label customers must be approved by us prior to use. While we have not been the target of FTC enforcement action, there can be no assurance that the FTC will not question our advertising or other operations in the future. In addition, there can be no assurance that a state will not interpret our product claims presumptively valid under federal law as illegal under that state’s regulations, or that future FTC regulations or decisions, will not restrict the permissible scope of the claimed savings. We are subject to the risk of claims by our independent marketing representatives and private label customers and those under private label arrangements may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations. A complaint because of a practice of one independent marketing representative or private label customer, whether or not that practice was authorized by us, could result in an order affecting some or all of our independent marketing representatives and private label customers in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our operations.
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
We lease the space for our corporate offices and Wholesale Plans Division in Norman, Oklahoma under a lease that expires September 30, 2011. The total space consists of approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors, President and Chief Financial Officer. This lease was executed on May 1, 2005, amended on August 1, 2006, August 1, 2008, September 30, 2009 and September 30, 2010. The lease expires on September 30, 2011. In the event we are required to move from our current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which our office space is currently occupied and the rental rate may be substantially greater.
Our Retail Plans and Insurance Marketing Divisions lease office space in Irving, Texas under a lease agreement with an unaffiliated third party that expires November 15, 2011. The total space consists of approximately 17,612 square feet. We lease an additional 7,412 square feet from the same unaffiliated third party under a separate lease that expires November 30, 2011.
We believe that our current office space facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
The following legal proceedings involve the subsidiaries of Access Plans USA which we acquired on April 1, 2009.
William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176 was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third-party payor such as an insurance company. We vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008. In August of 2009 the District Court denied Plaintiffs’ Amended Motion for Class Certification. In September of 2009 Plaintiffs filed their Motion for Reconsideration of Order Denying Amended Motion for Class Certification, asking the District Court to certify a smaller class. On September 30, 2010 the Court issued a ruling denying Plaintiff’s Motion for Reconsideration of Order Denying Amended Motion for Class Certification.
On October 30, 2008 The Hartford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. The Hartford’s duty to defend was litigated in Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a Care Entrée; Civil Action File No: 4:09-cv-295 which was filed on May 27, 2009. The Court on December 21, 2009 issued a memorandum opinion granting our motion for summary judgment denying the summary judgment motion of Hartford on the duty to defend issue, ruling that the Hartford was obligated to provide a defense in the Rivell action. The Court denied our motion for attorney’s fees related to the summary judgment motions and ruled that a decision on the issue of whether Hartford had a duty to indemnify in the Rivell action was premature. The court dismissed all remaining claims for declaratory relief by either party.
Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788. The Zermeno plaintiffs are former members of the Care Entrée discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under Section 445 of the California Health and Safety Code. That Section governs medical referral services. The plaintiffs’ also sought relief under Section 17200 of the Business and Professions Code, California’s Unfair Competition Law. On December 21, 2007, we received a favorable verdict based on the court’s finding that the Plaintiffs did not have standing to sue since they were no longer customers of Precis. The plaintiffs appealed and on December 23, 2009 the Court of Appeals reversed the trial court’s ruling on standing and remanded the case to the trial court for a ruling on the merits. On November 1, 2010 the Court issued a Statement of Decision in which it ruled that Section 445 applied to the Care Entrée program and that Section 445 had been violated. Following the ruling, the parties have briefed the issue of scope of injunctive relief. Precis, Inc. has the right to appeal the Statement of Decision or any injunctive relief that is issued once the Court issues a ruling on injunctive relief. An adverse outcome in this case would have a material affect our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California. We believe that we have complied with all California statues and regulations. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

At September 30, 2010, we accrued $36,000 for defense costs of the above matters and other pending litigation matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.
ITEM 4. (Removed and Reserved)
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the OTC Bulletin Board under the symbol “APNC”. As of December 6, 2010, there were 352 holders of record of our common stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of our common stock as reported on the OTC Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2010:
First Quarter ended December 31, 2009	$1.18	$0.75
Second Quarter ended March 31, 2010	$1.22	$1.00
Third Quarter ended June 30, 2010	$1.25	$0.83
Fourth Quarter ended September 30, 2010	$0.97	$0.85
Year Ended September 30, 2009:
First Quarter ended December 31, 2008	$1.05	$0.30
Second Quarter ended March 31, 2009	$0.95	$0.55
Third Quarter ended June 30, 2009	$0.89	$0.36
Fourth Quarter ended September 30, 2009	$1.00	$0.40
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
ISSUANCE OF UNREGISTERED SECURITIES
On September 30, 2010, one of our former executive officers and directors exercised stock option for the purchase of 100,000 common stock shares for $.83 per share. The common stock shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued without payment of commissions or any other form of remuneration and pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth as of September 30, 2010, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders is our 2009 Equity Option Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.
On October 13, 2009, our board of directors approved and adopted the Alliance HealthCard, Inc. 2009 Equity Compensation Plan. The 2009 Plan became effective on December 7, 2009.
Our 2000 Stock Option Plan was terminated on December 7, 2009.

Number of
Securities to be
	issued upon		Number of securities
	exercise	Weighted-average	remaining available
	of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders:
2009 Stock Option Plan	2,270,111	$1.11	279,889

Equity compensation plans not approved by security holders:
2000 Stock Option Plan	—	—	—

Total	2,270,111		279,889

ITEM 6.	SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and as such, are not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Access Plans, Inc. became a holding company of Alliance HealthCard and its subsidiaries and the registrant under the Securities Exchange Act of 1934 following approval by the shareholders of Alliance HealthCard, Inc. (“Alliance HealthCard”), effective December 7, 2009, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc.
Our subsidiary, Alliance HealthCard formed in 1998 is a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. Our original programs offered attractive savings in approximately 16 areas of healthcare, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. In February 2007, we completed the reverse merger-acquisition of BMS Holding Company, Inc., and its subsidiaries, Benefit Marketing Solutions, L.L.C. (BMS) and BMS Insurance Agency, L.L.C., (“BMS Agency”), Alliance HealthCard being deemed as the legal acquirer and BMS Holding Company as the accounting acquirer. As a result of this accounting treatment, intangible assets and goodwill totaling $4,791,945 were recorded reflecting the fair market value of Alliance HealthCard in excess of its identifiable net tangible assets as of the date of the merger. While we continue to market our health oriented programs, this merger-acquisition has greatly expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and product service plans. We sell our membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants.

BMS designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations on a nation-wide basis. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 4,800 locations in the U.S. and Canada.
On April 1, 2009, we completed our acquisition of Access Plans USA. Access Plans USA markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services such as medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks. We issued 6,800,578 shares of our common stock in exchange for the outstanding common stock of Access Plans USA. The aggregate purchase price of Access Plans USA was determined to be $4,768,500 based on the fair market value of the 6,800,578 shares determined on November 13, 2008, the date of the acquisition agreement. In connection with our acquisition of Access Plans USA, we recorded goodwill that had a net aggregate asset value of $1,842,186 at September 30, 2010.
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
•
Corporate — includes salary and other expenses for individuals performing services for administration of overall management and operations of the Company. These expenses are not allocated to our other segments.

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
Our plans are primarily offered at rent-to-own retail stores. Nationwide there are approximately 8,600 locations serving approximately 4.1 million households according to the Association of Progressive Rental Organizations (“APRO”). It is estimated that the two largest rent-to-own industry participants, account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
The rent-to-own industry serves a highly diverse customer base. According to the APRO, approximately 96% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. APRO also estimates that 95% of customers have high school diplomas.
We currently manage about 220 membership plans for our clients that include rental purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At September 30, 2010, our wholesale plans were offered at approximately 4,910 locations. Of the locations at September 30, 2010, 2,880 locations were Rent-A-Center owned locations operated under their brand. Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company, is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $11.9 million, (21% of total revenue) during the fiscal year ended September 30, 2010, compared to $11.6 million, (30% of total revenue) during the fiscal year ended September 30, 2009. Revenue attributable to our Wholesale Plans Division accounted for $22.4 million, (40% of total revenue) during the fiscal year ended September 30, 2010 and $19.5 million, (50% of total revenue) during the fiscal year ended September 30, 2009. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the sales efforts of those locations. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of either, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.

Retail Plans
Our Retail Plans Division offerings include healthcare savings plans and association memberships that provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $17.5 million (32% of total revenue) and $12.8 million (33% of total revenue) during the fiscal year ended September 30, 2010 and 2009, respectively.
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
America’s Healthcare/Rx Plan Agency (“AHCP”) is the centerpiece of the Insurance Marketing Division. AHCP is a subsidiary of Access Plans USA which was acquired on April 1, 2009. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,420 independent agents which have carrier appointments through AHCP. The primary insurance carriers that we represent include: Golden Rule Insurance Company, World Insurance Company, Aetna and Colorado Bankers.
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
The revenue of our Insurance Marketing Division is from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Our revenue attributable to the Insurance Marketing Division was approximately $20.6 million (37% of total revenue) and $11.4 million (29% of total revenue) during the fiscal year ended September 30, 2010 and 2009 respectively. Growth for our commission revenue is based on continued recruitment efforts of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. We estimate that as of September 30, 2010 we had approximately 25,200 policies in force compared to an estimated 24,000 policies in force at September 30, 2009.
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Law) was enacted on March 30, 2010. Although much of the regulatory interpretation of the new law has yet to be proposed and adopted, beginning in 2010 insurers are required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to: changes to required coverage, elimination of most preexisting condition exclusions and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels such that 80% of the premium is utilized for claims on medical services and related expenses (85% for group health). The Health Care Reform Law will require certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. It is possible that this law will impact the products we currently offer or change the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Law, it is likely that commissions on the sale of individual major medical insurance policies will be reduced in January 2011 and, if that happens, it could result in a significant reduction in our revenue. Because most of our commission revenue is ultimately paid to our agents we anticipate that the potential reduction in revenue will not necessarily cause a reduction in our profitability in the same proportion. However, the anticipated reduction in commissions could cause our agents to stop selling health insurance because of the reduced commissions or cause them to sell other products to make up for the loss of their revenues.
In response to the anticipated effect of the Health Care Reform Law, we are endeavoring to expand the portfolio of health related insurance products that we provide to our agents. These new and expanded products will furnish our agents a means to mitigate the possible financial impact that may result from the new law.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment, valuation of stock based compensation, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts and notes receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.

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
Intangible assets deemed acquired in connection with Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets (See Note 4 —Mergers and Acquisitions) of the financial statements appearing elsewhere in this report. Amortization expense totaled $465,000 during the fiscal year ended September 30, 2010 and $232,500 for the six months ended September 30, 2009. Access Plans USA was acquired on April 1, 2009 and financial results are only for the six months ended September 30, 2009.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization expense totaled $500,000 during each of the fiscal years ended September 30, 2010 and 2009.
The Company evaluates the impairment of goodwill as of the end of each fiscal year and the recoverability of other intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:
•	a significant decrease in the market value of an asset;
•	a significant adverse change in the extent or manner in which an asset is used; or
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset
We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2010 and 2009, we determined that the recorded value of our goodwill and other intangibles were not impaired.
Stock Based Compensation
We measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or vesting period.
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
Our revenue recognition varies based on source. Membership fees of the Wholesale and Retail Plans Divisions are paid on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Our wholesale and private label partners bill their customers for the membership fees and periodically remit our portion of the fees to us. For our retail members that are typically billed directly, the billed amount is almost entirely collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
Revenue of the Insurance Marketing Division reflects commissions and fees reported to us by insurance companies for policies sold by the Division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until the underlying contract is reported to the Division as terminated. Our commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes interest income earned on commissions advanced to the Division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances are subject to repayment back to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates 18 months. Deferred revenue is reported net of related policy acquisition costs, principally lead and marketing credits, which are capitalized and amortized over the same weighted average life, to the extent such deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20), Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 is effective for us beginning December 31, 2010. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
Results of Operations
Introduction
We are a leading provider of consumer membership plans, healthcare savings membership plans and a marketer for individual major medical health insurance products. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents.

The following table sets forth selected results of our operations for the fiscal years ended September 30, 2010 and 2009. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans Division includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans Division includes the operations from our healthcare savings plans designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. The Insurance Marketing Division offers and sells individual major medical health insurance products and related benefit plans. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

	For the Years Ended
	September 30,
($ in thousands)	2010	2009	% Change
Net revenues	$55,349	$39,081	42%
Direct costs	39,044	26,469	48%
Operating expenses	11,474	8,324	38%

Operating income	4,831	4,288	13%
Net other income (expense)	(21)	200	(111%)

Income before income taxes	4,810	4,488	7%
Income taxes, net	1,762	1,049	68%

Net income	$3,048	$3,439	(11%)

The following tables set forth revenue, gross margin and operating income by segment.

	For the Years Ended
	September 30,
($ in thousands)	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$22,372	$19,522	15%
Retail Plans (a)	17,458	12,838	36%
Insurance Marketing	20,641	11,432	81%
Corporate	—	—	—
Intercompany Eliminations	(5,122)	(4,711)	9%

Total	$55,349	$39,081	42%

Gross margin — by segment
Wholesale Plans (a)	$5,997	$3,884	54%
Retail Plans (a)	7,035	6,710	5%
Insurance Marketing	3,273	2,018	62%
Corporate	—	—	—

Total	$16,305	$12,612	29%

Operating income — by segment
Wholesale Plans (a)	$4,034	$2,030	99%
Retail Plans (a)	1,844	2,734	(33%)
Insurance Marketing	161	482	(67%)
Corporate	(1,208)	(958)	(26%)

Total	$4,831	$4,288	13%

(a)	Gross of intercompany eliminations

Discussion of Years Ended September 30, 2010 and 2009
Net revenues increased $16.2 million (a 41% increase) during the 2010 fiscal year to $55.3 million from $39.1 million in 2009. The increase in net revenues was primarily due to:
•	The acquisition of Access Plans USA on April 1, 2009 which resulted in an increase of revenue of approximately $12.9 million;
•
Growth in our Wholesale Plans Division of approximately $2.9 million attributable to additional rent to own locations offering our plans and an increase in member acceptance rates among our clients; and

•
Growth in our existing Retail Plans Division of approximately $.9 million attributable to new business beginning in the second quarter 2010 and an existing client whose membership acceptance rates continue to increase; and

•	Other changes of $(.4) million. See the “Segment Analysis” below for additional information.
Direct costs increased $12.5 million (a 47% increase) during the 2010 fiscal year to $39.0 million from $26.5 million in 2009. The increase in direct costs was attributable to the following:
•	The acquisition of Access Plans USA on April 1, 2009 which resulted in an increase in cost of sales of $12.4 million;
•
Our Wholesale Plans Division experienced an increase of $.8 million primarily attributable to revenue growth due to additional rent to own locations offering our plans and an increase in member acceptance rates among our clients; and an increase in product service expenses attributable to increased program membership, increases in the average number of product that members have eligible for service and a slight increase in the average cost per incident; and

•
Our existing Retail Plans Division experienced a decrease of $.2 million primarily attributable to a decrease of compensation expense resulting from the centralization of operations for our Retail Plans Division during the fiscal 2010 1st quarter ended December 31, 2009; and

•	Other changes of $(.4) million. See “Segment Analysis” below for additional information.
Operating expenses increased $3.2 million (a 39% increase) during the 2010 fiscal year to $11.5 million from $8.3 million in 2009. The increase in operating expenses was primarily attributable to the acquisition of Access Plans USA on April 1, 2009 which resulted in an increase in operating expenses of $3.2 million. See the “Segment Analysis” below for additional information.
Net other income decreased $.2 million during the 2010 fiscal year. The decrease was primarily attributable to income earned from a non-recurring transaction during 2009.
Provision for income taxes, net increased by $.8 million during the 2010 fiscal year to $1.8 million from $1.0 million in 2009. For the 2010 fiscal year we recorded an income tax provision of $1.8 million consisting of income tax expense of $1.3 million and deferred income expense of $.5 million. The net increase consisted of tax refunds of $.5 million for federal and state income taxes for prior fiscal years.
Net income was approximately $3.0 million (6% of net revenue) during the 2010 fiscal year compared to $3.4 million (9% of net revenue) during 2009.

Wholesale Plans Division
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues	$22,372	$19,522	15%
Direct costs	16,375	15,638	5%
Operating expenses	1,963	1,854	6%

Operating income	$4,034	$2,030	99%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	73%	80%	(7%)
Operating expenses	9%	9%	—
Operating income	18%	10%	8%

Member count at September 30,	639,034	547,532	17%
Net revenues increased $2.9 million (a 15% increase) during the 2010 fiscal year to $22.4 million from $19.5 million in 2009. The increase in net revenues was attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients.
Direct costs increased $.8 million (a 5% increase) during the 2010 fiscal year to $16.4 million from $15.6 million in 2009. The increase was primarily attributable to: a) an increase of approximately $.7 million associated with revenue growth; b) an increase of $1.2 million for product service expenses and c) a decrease of $1.1 million for clients’ waiver of rental payments primarily due to a decrease in unemployment waiver expense primarily related to a decrease in the level of national unemployment. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point-of-sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances such as when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The increase in product service expense is attributable to increased program membership, increases in the average number of product that members have eligible for service and a slight increase in the average cost per incident.
Operating expenses increased $.1 million (a 5% increase) during the 2010 fiscal year to $2.0 million from $1.9 million in 2009.
Operating income increased $2.0 million (a 100% increase) during the 2010 fiscal year to $4.0 million from $2.0 million in 2009. The increase was primarily attributable to additional rent to own locations offering our plans, an increase in member acceptance rates among our clients and a decrease in unemployment waiver expense primarily due to a decrease in the level of national unemployment.

Retail Plans Division
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues	$17,458	$12,838	36%
Direct costs	10,423	6,128	70%
Operating expenses	5,191	3,975	31%

Operating income	$1,844	$2,735	(33%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	60%	48%	12%
Operating expenses	30%	31%	(1%)
Operating income	11%	21%	(10%)

Member count at September 30,	1,572,880	1,104,669	42%
Net revenues increased $4.7 million (a 37% increase) during the 2010 fiscal year to $17.5 million from $12.8 million in 2009. The increase in net revenues was primarily due to:
•	The acquisition Access Plans USA Retail Plans operating segment on April 1, 2009 which resulted in an increase of $1.5 million;
•	New contracts beginning during 2010 attributed $2.5 million; and
•	Membership growth for existing contracts of $.7 million.
Direct costs increased $4.3 million (a 70% increase) during the 2010 fiscal year to $10.4 million from $6.1 million in 2009. The increase in direct costs was attributable to:
•	The acquisition Access Plans USA Retail Plans operating segment on April 1, 2009 which resulted in an increase of $.3 million;
•	New contracts beginning during 2010 attributed $4.2 million; and
•
Our existing Retail Plans Division experienced a decrease of $.2 million attributable to a decrease of compensation expense resulting from the centralization of operations during the fiscal 2010 1st quarter ended December 31, 2009.

Operating expenses increased $1.2 million (a 30% increase) to $5.2 million during the 2010 fiscal year from $4.0 million in 2009. The increase in operating expenses was attributable to:
•	The acquisition Access Plans USA Retail Plans operating segment on April 1, 2009 resulting in an increase of $1.1 million;
•	Operating expenses of $.6 million for a new contract beginning during 2010;
•	Operating expenses for our existing Retail Plans operating segment decreased $.5 million due to the centralization of operations during the fiscal 2010 1st quarter.
Operating income decreased $.9 million (a 33% decrease) to $1.8 million during the 2010 fiscal year from $2.7 million in 2009.

Insurance Marketing Division
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues	$20,641	$11,432	81%
Direct costs	17,368	9,413	85%
Operating expenses	3,112	1,537	102%

Operating income	$161	$482	(67%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	84%	82%	2%
Operating expenses	15%	13%	2%
Operating income	1%	4%	(3%)

Number of in-force policies	25,219	24,016	5%

Number of agents at September 30,	7,420	5,872	26%
Our Insurance Marketing Division was part of the Access Plans USA acquisition on April 1, 2009. Operating results are only for the six months ended for the fiscal year ended September 30, 2009.
Corporate
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands)	2010	2009	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	1,208	958	26%

Operating income	$(1,208)	$(958)	(26%)

Operating expenses increased $0.2 million to $1.2 million during the 2010 fiscal year from $1.0 million for 2009. The increase was attributable to an increase in compensation expense for existing employees and the addition of two employees.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash and cash equivalents of $5.4 and $4.1 million at September 30, 2010 and 2009, respectively. Our working capital was $5.7 million at September 30, 2010 compared to $1.1 million at September 30, 2009. The improvement of $4.6 million was due to the following:
•	Cash increased $1.6 million which was partially a result of growth in net income;
•	Accounts receivable increased $.6 million due to increased revenue for our Wholesale and Retail Plans Divisions;
•	Notes payable decreased $1.6 million resulting from the retirement of notes payable to related parties;
•	Other accrued liabilities decreased $.7 million attributable to payments for legal settlements of $.3 million and other accrued liabilities of $.4 million; and
•	Other increases of $.1 million.
Pursuant to discussions between the note holders and our directors, on November 18, 2009 the disinterested directors approved a proposal by the note holders that the notes be paid off early at a 10% discount. As a result of the discount, the Company recorded a gain of $94,444 in other income during the quarter ended December 31, 2009. Principal payments of $1,030,348 were made to the note holders on January 6, 2010 resulting in retirement of the notes.
Cash provided by operating activities was $3.2 million and $3.8 million for the fiscal years ended September 30, 2010 and 2009, respectively. The decrease of $.6 million was primarily attributable to:
•	A decrease in net income of $.4 million;
•	Receivables increased by $.7 million attributable to revenue growth;
•	An increase in our deferred tax expense, net of $1.3 primarily attributable to a decrease of the valuation allowance reserve of $.8 million for 2009;
•	An increase in amortization expense of $.4 million due to the amortization of intangible assets related to the acquisition of Access Plans;
•	A decrease in advanced agent commissions of $.3 million related to the Insurance Marketing Division;
•	A decrease in unearned commissions of $.8 million also related to the Insurance Marketing Division;
•
A decrease in waiver reimbursements liabilities and other liabilities of $1.0 million consisting of $.3 million for waiver reimbursements and other accrued liabilities of $.7 million primarily related to payments for legal settlements of $.3 million;

•	Other increases of $.1 million
Cash used by investing activities was $.05 million and $.2 million for the fiscal years ended September 30, 2010 and 2009, respectively. The increase of $.2 million was attributable to:
•	Restricted cash decreased $.7 million primarily due to the settlement of the States General legal proceedings on October 27, 2009;
•	Cash received from acquisition decreased $.4 million; and
•	Other decreases of $.1 million.

Cash used by financing activities was $2.0 million for the year ended September 30, 2010 compared to $2.5 million for the same prior fiscal year period. The decrease of $.5 million was primarily attributable to the purchase of treasury stock of $.5 million on October 27, 2009.
We anticipate that our cash on hand, together with cash flow from operations, will be sufficient for the next 12 and following months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.
The following table summarizes our known contractual obligations as of September 30, 2010:

Payments Due By Period
		Less than 1	1-3	3-5	More than
Contractual obligations	Total	year	years	years	5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	497,926	447,863	50,063
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet	—	—	—	—	—
Total	$497,926	$447,863	$50,063	$—	$—
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
The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Access Plans, Inc.
We have audited the accompanying consolidated balance sheets of Access Plans, Inc. and subsidiaries, as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Plans, Inc. and subsidiaries as of September 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP
Greenwood Village, Colorado
December 22, 2010

Access Plans, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$5,380,571	$4,108,183
Restricted cash, current	786,871	470,378
Accounts receivable, net	4,429,885	3,789,790
Advanced agent commissions, net	4,619,814	5,827,406
Deferred income taxes, current	1,010,000	981,000
Prepaid expenses	69,987	92,499

Total current assets	16,297,128	15,269,679

Furniture, fixtures and equipment, net	327,560	385,967
Goodwill	4,376,339	4,376,339
Intangibles, net	3,010,823	3,975,823
Restricted cash, other	—	500,000
Deferred income taxes, long term	736,000	1,222,000
Other assets	103,722	243,677

Total assets	$24,851,572	$25,973,485

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$907,586	$766,920
Accrued salaries and benefits	167,055	247,075
Accrued commissions	582,729	641,550
Unearned commissions	4,571,883	5,700,347
Waiver reimbursements liability	846,600	1,102,900
Deferred revenue	857,942	1,023,002
Current portion of notes payable to related parties and other notes	352,298	1,647,201
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	2,185,431	2,881,866

Total current liabilities	10,637,524	14,176,861

Long term liabilities:
Notes payable to related parties and other notes, net of current portion shown above	—	302,744

Total liabilities	10,637,524	14,479,605

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,877,204 and 21,633,705 shares issued and outstanding at September 30, 2010 and 2009, respectively	19,877	21,633
Additional paid-in-capital	11,259,020	11,584,359
Accumulated earnings (deficit)	2,935,151	(112,112)

Total stockholders’ equity	14,214,048	11,493,880

Total liabilities and stockholders’ equity	$24,851,572	$25,973,485

See the accompanying notes to the financial statements.

Access Plans, Inc. & Subsidiaries
Consolidated Statements of Operations

	Year Ended
	September 30,
	2010	2009
Net revenues	$55,349,075	$39,081,383
Direct costs	39,044,305	26,469,014

Gross profit	16,304,770	12,612,369

Marketing and sales expenses	2,249,081	1,658,887
General and administrative expenses	8,064,528	5,820,860
Depreciation and amortization expense	1,159,691	844,960

Operating income	4,831,470	4,287,662

Other income (expense):
Other income	25,912	346,775
Other expense, net	(47,119)	(146,692)

	(21,207)	200,083

Net income before income taxes	4,810,263	4,487,745

Provision for income taxes
Current	1,306,000	1,879,000
Deferred tax (benefit)	457,000	(830,000)

Total provision for income taxes	1,763,000	1,049,000

Net income	$3,047,263	$3,438,745

Per share data:
Basic income	$0.15	$0.19

Diluted income	$0.15	$0.19

Basic weighted average shares outstanding	19,909,722	18,242,732

Diluted weighted average shares outstanding	20,110,572	18,247,606
See the accompanying notes to the financial statements.

Access Plans, Inc. & Subsidiaries
Consolidated Statements of Stockholders’ Equity

			Additional	Accumulated	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at October 1, 2008	14,796,763	$14,796	$6,808,758	$(3,550,857)	$3,272,697

Correction of outstanding shares	36,364	36	(36)	—	—

Stock issued in business acquisition	6,800,578	6,801	4,761,700	—	4,768,501

Stock options issued to directors	—	—	13,937	—	13,937
Net income	—	—	—	3,438,745	3,438,745

Balance at September 30, 2009	21,633,705	21,633	11,584,359	(112,112)	11,493,880

Treasury shares purchased and retired	(1,856,501)	(1,856)	(498,144)	—	(500,000)

Stock options exercised	100,000	100	82,900	—	83,000

Stock options issued to employees and directors	—	—	89,904	—	89,904

Net income	—	—	—	3,047,263	3,047,263

Rounding		—	1	—	1

Balance at September 30, 2010	19,877,204	$19,877	$11,259,020	$2,935,151	$14,214,048

See the accompanying notes to the financial statements.

Access Plans, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$3,047,263	$3,438,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,159,691	844,960
Deferred tax expense (benefit)	457,000	(829,986)
Stock option expense	89,904	13,937
Reduction in related party debt	(94,444)	—
Amortization of loan discount to interest expense	38,643	154,569
Provision for losses on receivables and advanced agent commissions	35,310	118,894
Change in operating assets and liabilities, net of acquisition:
Receivables	(675,412)	68,896
Advanced agent commissions	1,207,593	916,232
Prepaid expenses	163,119	77,816
Accounts payable	140,666	(592,657)
Accrued salaries and benefits	(80,020)	85,343
Unearned commissions	(1,187,284)	(439,034)
Deferred revenue	(165,059)	(86,419)
Claims and other accrued liabilities	(952,968)	39,744

Net cash provided by operating activities	3,184,002	3,811,041

Cash flows from investing activities
Decrease (increase) in restricted cash	183,507	(472,186)
Cash received from acquisition	—	450,213
Investment in LLC	—	(100,000)
Purchase of equipment	(136,275)	(44,407)

Net cash provided (used) by investing activities	47,232	(166,380)

Cash flows from financing activities
Increase in short term debt	196,421	—
Payments on promissory notes — related parties	(1,030,348)	(2,289,663)
Payment on promissory notes — other	(707,919)	(259,769)
Purchase of treasury stock	(500,000)	—
Stock options exercised	83,000	—

Net cash (used by) financing activities	(1,958,846)	(2,549,432)

Net increase in cash and cash equivalents	1,272,388	1,095,500
Beginning of period	4,108,183	3,012,683

End of period	$5,380,571	$4,108,183

See the accompanying notes to the financial statements.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
NOTE 1. DESCRIPTION OF THE BUSINESS
Access Plans, Inc. became a holding company of Alliance HealthCard and its subsidiaries and the registrant under the Securities Exchange Act of 1934 following approval by the shareholders of Alliance HealthCard, Inc. (“Alliance HealthCard”), effective December 7, 2009, Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc.
Alliance HealthCard, our subsidiary, was founded in 1998 and is a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. The Company’s original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, we completed a merger with Benefit Marketing Solutions, L.L.C., (“BMS”). For financial reporting purpose, BMS was considered the acquiring entity and historical financial statements prior to March 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Alliance HealthCard prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. While the Company continues to market its successful health oriented programs, the merger has greatly expanded the Company’s business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans. The Company sells its membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is now a leading provider of value added membership plans sold in conjunction with point-of-sale transactions. See Note 4 — Mergers and Acquisitions below.
BMS, subsidiary, Benefit Marketing Solutions, L.L.C., was formed in February 2002 and is a national membership program benefits organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through more than 4,910 locations in the U.S. and Canada.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include those of our wholly owned subsidiary Alliance HealthCard The subsidiaries of Alliance HealthCard include BMS Holding Company, Inc., Access Plans USA, Inc. and Alliance HealthCard of Florida, Inc. BMS Insurance Agency, L.L.C. (the “Agency”), is a wholly owned subsidiary of BMS Holding Company. The Agency was formed to comply with the State of Oklahoma regulations for insurance agencies. All intercompany accounts and transactions have been eliminated in the consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to the financial statements. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment, valuation of stock based compensation, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts and notes receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Goodwill and Intangible Assets
Goodwill in business acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. United States generally accepted accounting practices (“GAAP”) specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.
Intangible assets deemed acquired in connection with Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets (See Note 4 —Mergers and Acquisitions, below). Amortization expense totaled $465,000 during the fiscal year ended September 30, 2010 and $232,500 during the fiscal year ended September 30, 2009.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization expense totaled $500,000 during each of the fiscal years ended September 30, 2010 and 2009.
The Company evaluates the impairment of goodwill as of the end of each fiscal year and the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with the asset. In the event the sum of the expected future net cash flows will be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As of September 30, 2010 and 2009 the Company recognized no impairment losses related to goodwill and other intangible assets.
Stock Based Compensation
The Company measures stock-based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or vesting period.
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

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In accordance with FASB ASC Topic740, Income Taxes, as of October 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Revenue Recognition
In accordance with Securities and Exchange Commission Staff Accounting Bulletin (No. 104) Revenue Recognition, (Corrected Copy), the Company recognizes revenue when four basic criteria are met:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.
The Company’s revenue recognition varies based on the revenue source.
Wholesale and Retail Plans Divisions — membership fees are paid to the Company on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term.
Insurance Marketing Division — revenue reflects commissions and fees reported to the Company by insurance companies for policies sold by the Division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until such time as the underlying contract is reported to the Division as terminated. Revenue also includes interest income earned on commissions advanced to the Division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned. Additionally, administration fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates 18 months. Deferred revenue is reported net of related policy acquisition costs, principally lead and marketing credits, which are capitalized and amortized over the same weighted average life, to the extent such deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
Accounts Receivable
Accounts receivable generally represent membership fees due from the Company’s Wholesale Plans and Retail Plans Divisions’ customers and commissions and fees due from insurance carriers and plan sponsors for the Company’s Insurance Marketing Division. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts was $98,929 and $125,783, respectively at September 30, 2010 and September 30, 2009. Bad debt expense totaled $43,119 and $118,894, respectively for the years ended September 30, 2010 and September 30, 2009.
Our customers are located in 48 states and are not confined to a single geographic area.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed or insurance commissions collected, and are recognized as incurred on a monthly basis until such time as the underlying program member or insurance policy is terminated.
The Insurance Marketing Division advances agent commissions, from 3 to 9 months, for certain insurance programs. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, this Division seeks to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This Division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.
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
Advertising Expense
The Company’s advertising is non-direct and the costs are expensed as incurred. During the years ended September 30, 2010 and 2009, we incurred $19,392 and $11,306, respectively of advertising expense.
Cash and Cash Equivalents
For the purpose of the Statement of Cash Flows, we consider cash and cash equivalents to be cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less that may be used for operations.
Restricted Cash
Restricted cash consists of short term investments with original maturities of one year or less. The investments are pledged to secure letters of credit required as collateral for surety bonds.
Certain Reclassifications
Certain 2009 items have been reclassified to conform to the current year presentation. Such reclassifications had no effect on 2009 net income.
Furniture, Fixtures and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred.

ACCESS PLANS, INC. & SUBSIDIARIES
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

ACCESS PLANS, INC. & SUBSIDIARIES
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20), Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 is effective for us beginning December 31, 2010. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes and certain non-cash transactions for the years ended at September 30, were as follows:

	2010	2009

Interest	$64,571	$77,025
Income taxes paid	$1,624,000	$2,193,086
Stock issued in relation to acquisition	$—	$4,768,501
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
The acquisition of Access Plans USA Insurance Marketing Division provides the Company with future commission revenue from a book of health insurance policies in force, a broader range of insured health care products and services and an established distribution channel of health insurance agents. The acquisition of the Retail Plans Division provides the Company products from both its’ proprietary and third party provider networks plus an existing base of plan members.

ACCESS PLANS, INC. & SUBSIDIARIES
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

Year Ended
September 30,
2009
Statement of Operations Data:	(Unaudited)
Total revenue	$32,277,000
Operating income (loss)	$(547,000)
Diluted earnings per share	$(0.03)
Weighted-average number of diluted common shares outstanding	18,248,000
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
The Company evaluates the impairment of goodwill as of the end of each fiscal year and the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $1,842,186 to goodwill and $3,000,000 to other intangible assets. The other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”) of $1,200,000, certain agent relationships (“Agency Relationships”) of $1,500,000 and certain dental and vision provider network contracts (“Proprietary Programs”) of $300,000. These assets are being amortized on a straight-line basis over five years and eight years.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 4. MERGERS AND ACQUISITIONS (continued)
Intangible assets resulting from mergers and acquisitions, as of September 30, 2010 and 2009, are as follows:

	Useful	2010			2009
	Life	Gross	Accumulated		Accumulated
	(Years)	Amount	Amortization	Net	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(1,791,677)	$708,323	$(1,291,677)	$1,208,323

Access Plans USA
In-force books of business	5	1,200,000	(360,000)	840,000	(120,000)	1,080,000

Agency relationships	8	1,500,000	(281,250)	1,218,750	(93,750)	1,406,250

Proprietary programs	8	300,000	(56,250)	243,750	(18,750)	281,250

Total		$5,500,000	$(2,489,177)	$3,010,823	$(1,524,177)	$3,975,823

Amortization expense for the years ended September 30, 2010 and 2009 was $965,000 and $732,500, respectively.
Amortization expense for the next five years related to these intangible assets is expected to be as follows:

2011	$965,000
2012	$673,000
2013	$465,000
2014	$120,000
2015	$345,000
Foresight Acquisition
The software and the non-compete agreement have been amortized over three years. Amortization expense was $0 and $1,667, respectively for the years ended September 30, 2010 and 2009.
NOTE 5. NOTES PAYABLE TO RELATED PARTIES
On February 28, 2007, we consummated a merger (the “Merger”) with BMS Holding Company, Inc., (“BMS”) an Oklahoma corporation. As a result of the Merger, three promissory notes (the “Notes”) were made and issued by the Company to three former BMS shareholders in the aggregate amount of $5,113,177. Commencing on March 1, 2007, the Notes bear interest on the unpaid principal balance at one percent (1%) per annum with such interest payable quarterly. The principal and interest on the Notes was required to be paid in twelve equal quarterly installments, commencing on May 15, 2007, and payable on each August 14, November 14, February 14, and May 15 thereafter through February 14, 2010.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5. NOTES PAYABLE TO RELATED PARTY (continued)
Pursuant to discussions between the note holders and our independent directors, on November 18, 2009 the disinterested directors accepted a proposal by the note holders for the notes to be paid off early at a 10% discount. The Company recorded a gain of $94,444 as other income for the three months ended December 31, 2009 as a result of the discount. Principal payments of $1,030,348 were made to the note holders on January 6, 2010 and the notes were deemed fully paid. Principal payments made on these notes for the year ended September 30, 2009 were $2,289,663. Interest payments made on these notes for the years ended September 30, 2010 and 2009 were $3,980 and $25,798, respectively.
NOTE 6. OTHER LONG TERM DEBT
During March 2008, Access Plans USA obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty corporation. The current CFG loan matures March 2011, and the principal is repayable in equal monthly installments. The interest rate, which is variable, together with the origination fee amortization charge, was 10% at September 30, 2010, the minimum rate provided by the loan agreement. The loan may be prepaid without penalty. Collateral provided to CFG includes rights, only in the event of a default, to cash, accounts receivable, and certain Insurance Marketing commission rights from insurance carriers.
In January 2010, America’s Healthcare/Rx Plan Agency (AHCP) obtained a loan of $195,800 from Loyal American Life Insurance Company (Loyal). The loan represents AHCP’s unsecured obligations or advances from Loyal. The amount may be adjusted for any secured advances transferred to unsecured obligations during the loan period. At September 30, 2010 these transfers are not material. The loan matures in December 2010 and the loan principal is repayable in equal monthly installments. The loan bears default interest at 1% of the outstanding balance per month. Interest is waived as long as payments are made when due and no interest has been accrued. Collateral provided to Loyal includes rights to accounts receivable and commissions from Loyal.
Principal payments made on these loans for the years ended September 30, 2010 and 2009 were $707,919 and $259,769, respectively. Principal payments due for the Company’s 2011 fiscal year are $352,298. Interest payments made on these loans for the years ended September 30, 2010 and 2009 were $60,591 and $52,090, respectively.
NOTE 7. FURNITURE AND EQUIPMENT
Furniture and equipment consists of the following at September 30, 2010 and 2009:

	2010	2009
Furniture, fixtures and equipment	$425,162	$390,950
Websites	33,595	33,595
Software	249,696	158,051
Leasehold improvements	118,109	107,686

	826,562	690,282
Less: accumulated depreciation and amortization	(499,002)	(304,315)

	$327,560	$385,967

Depreciation expense for the years ended September 30, 2010 and 2009 was $194,687 and $102,187, respectively.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions consist of the following at September 30, 2010 and 2009:

	2010	2009
Advances funded by:
Insurance carriers	$4,571,883	$5,700,347
Specialty lending corporation	352,298	863,795
Self-funded	1,168,572	835,156

Sub-total	5,679,524	7,399,298
Allowance for doubtful recoveries	(1,472,939)	(1,571,892)

Advanced agent commissions, net	$4,619,814	$5,827,406

The Company recognized bad debt expense on advanced agent commissions of $0 and $97,892, respectively for the years ended September 30, 2010 and 2009.
NOTE 9 — INVESTMENT IN LLC
On December 30, 2008, the Company acquired an entity ownership interest whose purpose is to invest in Oklahoma-based small business ventures or in Oklahoma-based rural small business ventures. The acquisition cost of the ownership interest was $100,000 paid upon acquisition and execution and delivery of a non-recourse promissory note in the principal amount of $768,704. The ownership interest generated tax credits allocated to the Company that were used to offset Oklahoma state income tax.
The promissory note is non-recourse and the Company does not have any liability and has been guaranteed by other parties, the promissory note has not been reflected in these financial statements.
Due to utilization of the majority of the tax credits, the value of the investment was reduced to $0 at September 30, 2010.
NOTE 10 — STOCK BASED COMPENSATION
In conjunction with certain employment and consulting agreements, the Company granted stock options exercisable for the purchase of common stock shares of 940,000 during the year ended September 30, 2010. The Company granted 309,536 stock options during the year ended September 30, 2009. In conjunction with the acquisition of Access Plans USA on April 1, 2009, the Company awarded stock options exercisable for the purchase of 264,536 common stock shares in replacement of outstanding stock options of Access Plans USA at April 1, 2009 that were exercisable for the purchase of 788,500 common stock shares of Access Plans USA.
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

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 10. STOCK BASED COMPENSATION (Continued)

	2010	2009
Estimated volatility	81%	21%
Dividend yield	0%	0%
Risk free interest rate	1.0%	1.0%
Expected lives	4 Years	4 Years
Information regarding the options is as follows:

	Weighted
	Average
	Exercise	Options	Options
	Price	Outstanding	Exercisable
Balance at October 1, 2008		1,518,897	1,489,730
Granted	$4.88	309,536	274,727
Forfeited	$1.42	(226,646)	(220,355)
Exercised	$—	—	—
Became exercisable	$1.50	—	18,333

Balance at September 30, 2009		1,601,787	1,562,435
Granted	$1.07	940,000	—
Forfeited	$4.93	(171,676)	(146,514)
Exercised	$0.83	(100,000)	(100,000)
Became exercisable	$0.62	—	212,512

Balance, September 30, 2010		2,270,111	1,528,433

There were outstanding stock options exercisable for the purchase of 2,270,111 common stock shares on September 30, 2010. The exercise price on these options ranged from $0.55 to $6.86 with an average-weighted remaining contractual life of 5.4 years with an average exercise price of $1.11.
The Company recognized stock option expense of $89,904 and $13,937, respectively during the years ended September 30, 2010 and 2009.
The following table summarizes information about stock options outstanding at September 30, 2010.

Range of exercise price	$0.55 – $6.86
Number outstanding	2,270,111
Weighted average remaining contractual life	5.4 Years
Weighted average exercise price	$1.11
During the year ending September 30, 2010, options were exercised for the purchase of 100,000 common stock shares for $83,000. During the year ending September 30, 2009, no options were exercised.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 11. INCOME TAXES
Components of income tax expense for the fiscal years ended September 30, 2010 and 2009 are as follows:

	2010	2009

Current income tax expense
Federal	$1,419,000	$1,689,000
State	(113,000)	190,000

Total current income tax expense	1,306,000	1,879,000

Deferred income tax (benefit)
Federal	447,000	(557,000)
State	10,000	(275,000)

Total deferred income tax (benefit)	457,000	(830,000)

Net income tax expense	$1,763,000	$1,049,000

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US federal income tax rate to income before taxes is as follows:

	Fiscal Year Ended September 30,
	2010	2009

Computed tax at federal statutory rate of 34%	$1,635,000	$1,526,000
State income taxes	61,000	190,000
Tax effect of non deductible amortization of intangible assets	178,000	193,000
Tax effect of utilization of NOL	(147,000)	(109,000)
Change in valuation allowance	—	(700,000)
Non-deductible expenses	16,000	24,000
Other	20,000	(75,000)

Provision for income taxes	$1,763,000	$1,049,000

Effective tax rate	37%	23%

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 11. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of our deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows:
Deferred Income Tax Assets

	2010	2009

Current
Revenue deferred for financial reporting purposes	$257,000	$309,000
Agent advance reserves for financial reporting purposes	544,000	548,000
State tax credit	100,000	—
Other deferred tax assets, current for financial reporting purposes	109,000	124,000

Total	1,010,000	981,000

Long Term
Book depreciation in excess of tax depreciation	57,000	101,000
Intangible assets for financial reporting purposes	(493,000)	(644,000)
Covenant not to compete for financial reporting purposes	85,000	94,000
State tax credit	—	200,000
Other deferred tax assets for financial reporting purposes	90,000	33,000
NOL carryover	997,000	1,438,000

Total	736,000	1,222,000

Total deferred tax assets	1,746,000	2,203,000
Less Valuation allowance	—	—

Net Deferred income tax asset at September 30,	$1,746,000	$2,203,000

As of September 30, 2010, we had a net operating loss carry-forward of approximately $2,933,000 which will expire as follows:

Fiscal year ended September 30,

2011	$76,000
2017	767,000
2018	226,000
2021	167,000
2023	903,000
2025	468,000
2029	326,000

$2,933,000

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 11. INCOME TAXES (Continued)
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

Unrecognized tax benefits	$141,000
Portion that, if recognized, would reduce tax expense and effective tax rate	141,000
Accrued interest and penalties on unrecognized tax benefits	25,000
Portion that, if recognized, would reduce tax expense and effective tax rate	25,000
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009
Beginning balance	$166,000	$166,000
Additions for tax positions of the current year	—	—

Ending balance	$166,000	$166,000

During the years ended September 30, 2010 and 2009, the Company did not recognize additional penalties and interest beyond the adequacy of the 2008 interest and penalties of approximately $25,000 as additional accrual is not significant. These amounts have been accounted for as income tax expense in 2008. As stated below, due to the Company no longer being subject to US federal, state or local income tax examinations by tax authorities for years prior to 2007 the unrecognized tax benefit and accrued interest has been classified as a current liability.
The 2008 tax return of our subsidiary Access Plans USA, Inc. is currently under examination by the Internal Revenue Service. The examination agent has completed field work and has concluded there are no material changes to the return.
The 2007 tax return for Alliance HealthCard, Inc. for the period beginning March 1, 2007 and ending September 30, 2007 was audited by the Internal Revenue Service. The examination concluded there were no material changes to the return.
With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2007.
NOTE 12. EARNINGS PER SHARE
Basic earnings per common share for the fiscal years ended September 30, 2010 and 2009 were calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share for the years ended September 30, 2010 and 2009 were calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus the dilutive potential common shares, which were determined as follows:

	Fiscal Year Ended September 30,
	2010	2009

Weighted-average common shares	19,909,722	18,242,732
Effect of dilutive securities
Options to purchase common stock	200,850	4,874

Diluted potential common shares	20,110,572	18,247,606

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted, represent the potential dilutive effect of the securities.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 13. RELATED PARTY TRANSACTIONS
Operating Lease
The Company occupies its corporate offices and Wholesale Plans Division in Norman, Oklahoma under a lease that expires September 30, 2011. The total leased space is approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of the Company’s Directors, President and Chief Financial Officer. This lease was executed on May 1, 2005, amended on August 1, 2006 and August 1, 2008, September 30, 2009, and September 30, 2010. In the event the Company is required to move from the current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which the office space is currently occupied and the rental rate may be substantially greater.
The Company’s rent expense associated with related party transactions was approximately $103,162 and $199,444 for the years ending September 30, 2010 and 2009, respectively.
The Company’s share of the minimum future rental payments due under the related party non-cancelable operating lease arrangements is as follows:

Year Ending September 30,	Amount
2011	$97,848
NOTE 14. OPERATING LEASES
The Company’s Retail Plans Division and Insurance Marketing Division occupy 25,024 square feet of office space under two lease agreements with an unaffiliated third party that expires November 15 and November 30, 2011. These are located at 4929 West Royal Lane, Suite 200, Irving, Texas 75063.
The Company’s rent expense associated with operating leases of the Irving office was $233,035 and $133,312 for the years ended September 30, 2010 and 2009, respectively.
Future minimum rental payments due under the non-cancelable operating lease arrangements are as follows:

Year Ending September 30,	Amount
2011	$350,015
2012	50,063

$400,078

NOTE 15. WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry whereby the administration duties may include reimbursing the client for certain expenses they incur in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with its customer) it waives rental payments required of the client’s customer under specifically defined and limited circumstances, including when their customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. It is the Company’s policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to the Company’s clients in the event the Company’s reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond the Company’s clients’ payment obligations following termination of the contractual arrangement or agreement with the Company’s clients or the clients’ customer. As of September 30, 2010 and 2009, the Company recorded an estimated incurred but not reported reimbursement obligation of $846,600 and $1,102,900, respectively.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 16. CONCENTRATION OF CREDIT RISK
The Company uses financial institutions in which the Company maintains cash balances that at times may exceed federally insured limits. The Company has not experienced any losses in those accounts and management believes the Company is not exposed to any significant credit risk respecting its cash and cash equivalents. The Company’s uninsured cash balance totaled $5,102,500 and $3,026,292 at September 30, 2010 and 2009, respectively.
Concentration of credit risk with respect to accounts receivable and revenue is due to a high volume of business conducted with two customers in the Company’s Wholesale Plans and Insurance Marketing Divisions. Approximately 47% and 40% of total accounts receivable were due from two customers as of September 30, 2010 and 2009, respectively. Approximately 34% of total accounts receivable were due from one customer in the Company’s Wholesale Plans Division as of September 30, 2010. Approximately 40% and 43% of total sales were generated from two customers for the fiscal year ended September 30, 2010 and 2009, respectively. Total sales generated from one customer in the Company’s Wholesale Plans Division was $11.9 million, (21% of total revenue) and $11.6 million, (30% of total revenue), during the fiscal years ended September 30, 2010 and 2009, respectively.
Approximately 50% and 47% of the total accounts payable and trade-related accrued liabilities relate to three parties for the years ended September 30, 2010 and 2009, respectively.
NOTE 17. DEFINED CONTRIBUTION PLAN
The Company implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective August 1, 2007, the Company implemented a non-elective contribution to the Plan of 50% up to 6% of the employee’s contribution. The non-elective contributions are allocated to all employees eligible to participate in the Plan. The non-elective contributions are subject to a vesting schedule that takes five years of service to become 100% vested. All accounts are participant-directed accounts. The Company made non-elective contributions of $69,524 and $35,405 for the fiscal years ended September 30, 2010 and 2009, respectively.
NOTE 18 — FINANCIAL INSTRUMENTS
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
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2010 and 2009 due to the relatively short-term nature of these instruments.
ASU (2010-06) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). ASC 820 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the ASC 820 fair value hierarchy are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities
Level 3: Unobservable inputs

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 19 — FINANCIAL INSTRUMENTS (Continued)
As of September 30, 2010, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.
NOTE 20 — TREASURY STOCK
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
NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Net revenue	$13,302,648	$13,460,566	$14,370,700	$14,215,161
Gross profit	$4,502,940	$3,999,605	$4,421,408	$3,380,817
Net income	$896,495	$735,309	$948,350	$467,109
Diluted net income per share	$0.04	$0.04	$0.05	$0.02

2009
Net revenue	$5,668,541	$5,885,623	$13,959,723	$13,567,496
Gross profit	$2,581,128	$1,998,264	$4,149,046	$3,883,931
Net income	$955,450	$329,888	$862,465	$1,291,578
Diluted net income per share	$0.06	$0.02	$0.04	$0.07
NOTE 22. SEGMENT REPORTING
Historically, the Company pursued similar marketing strategies for its Wholesale and Retail Plans Divisions and thus the Divisions were managed at a corporate level rather than on a segment basis.
Effective with the acquisition of Access Plans USA on April 1, 2009, the Company began pursuing distinct marketing strategies and developed separate management teams for each of its Divisions. The Company’s operations now consist of the following segments: a) Wholesale Plans; b) Retail Plans; c) Insurance Marketing; and d) Corporate.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 21. SEGMENT REPORTING (Continued)
Reportable business segment information follows:

	For the Years Ended
	September 30,
($ in thousands)	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$22,372	$19,522	15%
Retail Plans (a)	17,458	12,838	36%
Insurance Marketing	20,641	11,432	81%
Corporate	—	—	—
Eliminations	(5,122)	(4,711)	9%

Total	$55,349	$39,081	42%

Gross margin — by segment
Wholesale Plans (a)	$5,997	$3,884	54%
Retail Plans (a)	7,035	6,710	5%
Insurance Marketing	3,273	2,018	62%
Corporate	—	—	—

Total	$16,305	$12,612	29%

Operating income — by segment
Wholesale Plans (a)	$4,034	$2,030	99%
Retail Plans (a)	1,844	2,734	(33%)
Insurance Marketing	161	482	(67%)
Corporate	(1,208)	(958)	(26%)

Total	$4,831	$4,288	13%

	For the Years Ended
	September 30,
	2010	2009
Segment assets
Wholesale Plans (a)	$18,998	$10,525
Retail Plans (a)	26,369	18,889
Insurance Marketing	8,499	11,324
Corporate	(29,014)	(14,765)

Total	$24,852	$25,973

a)	Gross of intercompany eliminations

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 23. OTHER INCOME
The Company recognized other income of $346,775 during the year ended September 30, 2009 from a release of a liability related to a contract termination in April 2009.
NOTE 24. LEGAL PROCEEDINGS
The following legal proceedings involve the subsidiaries of Access Plans USA, Inc. which was acquired by the Company in a merger on April 1, 2009.
William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176 was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third party payor such as an insurance company. We are vigorously contesting this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008. In August of 2009 the District Court denied Plaintiffs’ Amended Motion for Class Certification. In September of 2009 Plaintiffs filed their Motion for Reconsideration of Order Denying Amended Motion for Class Certification, asking the District Court to certify a smaller class. On September 30, 2010 the Court issued a ruling denying Plaintiff’s Motion for Reconsideration of Order Denying Amended Motion for Class Certification.
On October 30, 2008 The Hartford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. The Hartford’s duty to defend was litigated in Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a Care Entrée; Civil Action File No: 4:09-cv-295 which was filed on May 27, 2009 The Court on December 21, 2009 issued a memorandum opinion granting our motion for summary judgment denying the summary judgment motion of Hartford on the duty to defend issue, ruling that the Hartford was obligated to provide a defense in the Rivell action. The Court denied our motion for attorney’s fees related to the summary judgment motions and ruled that a decision on the issue of whether Hartford had a duty to indemnify in the Rivell action was premature. The court dismissed all remaining claims for declaratory relief by either party.
Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788. The Zermeno plaintiffs are former members of the Care Entrée discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under Section 445 of the California Health and Safety Code. That Section governs medical referral services. The plaintiffs’ also sought relief under Section 17200 of the Business and Professions Code, California’s Unfair Competition Law. On December 21, 2007, we received a favorable verdict based on the court’s finding that the Plaintiffs did not have standing to sue since they were no longer customers of Precis. The plaintiffs appealed and on December 23, 2009 the Court of Appeals reversed the trial court’s ruling on standing and remanded the case to the trial court for a ruling on the merits. On November 1, 2010 the Court issued a Statement of Decision in which it ruled that Section 445 applied to the Care Entrée program and that Section 445 had been violated. Following the ruling, the parties have briefed the issue of scope of injunctive relief. Precis, Inc. has the right to appeal the Statement of Decision or any injunctive relief that is issued once the Court issues a ruling on injunctive relief. An adverse outcome in this case would have a material affect our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California. We believe that we have complied with all California statues and regulations. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.
At September 30, 2010, the Company accrued $36,000 for defense costs of the above matters and other pending litigation matters. While it is possible that the Company may incur additional costs in excess of $36,000, the Company is unable to provide a reasonable estimate of the range of additional costs that may be incurred.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no occurrence requiring response to this item.

ITEM 9A	and Item 9A(T). CONTROLS AND PROCEDURES
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010. Management completed its assessment and documentation of the design and operation of our internal controls and procedures for financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Additionally, our Chief Executive Officer and Chief Financial Officer issued their assessment report and concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of September 30, 2010 and were documented and fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.
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
All information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2010 was reported on Form 8-K.
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

Name	Age	Position
Danny C. Wright	59	Chairman of the Board of Directors and Chief Executive Officer

Brett Wimberley	48	Director, President and Chief Financial Officer

Rita W. McKeown	57	Chief Accounting Officer and Treasurer

Susan Matthews	52	President, Wholesale Plans Division (a subsidiary)

Bradley W. Denison	50	Executive Vice President, General Counsel, and Secretary

David Huguelet	51	President, Retail Plans Division

Charles Harris	56	President, Insurance Marketing Division

Larry G. Gerdes(1) (2)	61	Director

Mark Kidd (1) (2)	44	Director

John Simonelli (1) (2) (3)	64	Director

Russell Cleveland (2) (3)	72	Director

J. French Hill (2) (3)	54	Director

(1)	Member of the Audit Committee

(2)	Member of the Stock Option and Compensation Committee

(3)	Member of the Nominating and Governance Committee

Danny C. Wright has served as our Chairman of the Board of Directors and Chief Executive Officer since March 2007 and has served as Chief Executive Officer of our subsidiary, Benefit Marketing Solutions, since January 2003. From 2000 to 2003, Mr. Wright was a principal of Club Source Group (CSG). CSG was the largest independent representative of Foresight, Inc. products after he sold his interest in Foresight in 1999. In 1989, Mr. Wright co-founded and served as President of Foresight, Inc. until the company sold in December 1999. Mr. Wright led Foresight’s growth from start-up to one of the leading membership plan providers in the rental purchase industry and serving two-thirds of the industry’s locations. Prior to Foresight, Mr. Wright managed warranty terms administration and add-on programs for a regional home and auto retail chain and served in various positions for two insurance carriers.
Brett Wimberley has served as one of our Directors and as President since May 2007, and Chief Financial Officer since February 11, 2010 and Chief Operating Officer of our subsidiary Benefit Marketing Solutions (BMS) since February 2002. Mr. Wimberley has been President of Southwest Brokers, Inc, a real estate investment company, since February 1987. Mr. Wimberley served as President of Universal Marketing Services from October 1996 to December 2000 and Foresight, Inc. from December 1999 to December 2000. From January 1990 to September 1996, Mr. Wimberley served in various sales positions for United Bank Services, last as Senior Vice President. Mr. Wimberley holds a BBA and MBA from the University of Oklahoma.
Rita W. McKeown began serving as our Chief Accounting Officer in 2010 and served as Chief Financial Officer from September 2000 until February 11, 2010. From 1994 to 1999, Ms. McKeown served as director of finance of Transcend Services, Inc., an Atlanta Georgia healthcare company specializing in patient information management solutions for hospitals and other associated healthcare providers. From 1991 to 1994, Ms. McKeown served as director of accounting of Premier Anesthesia, Inc. From 1981 to 1991, Ms. McKeown held multiple senior accounting positions with HBO & Co in Atlanta. Ms. McKeown is a Certified Public Accountant and received her BBA from Kennesaw State University in Kennesaw, Georgia.
Susan Matthews has served as our President of our Wholesale Plans Division since September 15, 2009. Prior to September 15, 2009, Ms. Matthews formerly served as Executive Vice President of Alliance HealthCard since May 2007 and Executive Vice President of Sales & Marketing for our subsidiary Benefit Marketing Solutions since January 2003. From 2000 to 2003, she co-founded Club Source Group, a company formed to market club programs to various industries. Ms. Matthews served as Marketing Director for Foresight, Inc. from 1989 until it was sold in 1999. From 1984 to 1999 she served in various capacities with United Bank Services and Steve Owens & Associates marketing club programs to financial institutions. Ms. Matthews received her BBA from the University of Oklahoma.
Bradley W. Denison has served as Executive Vice President, General Counsel, and Secretary since November 2009. Mr. Denison joined our subsidiary, Benefit Marketing Solutions, as General Counsel in February of 2006 and formerly served as our Senior Vice President, General Counsel and Secretary since 2007. Mr. Denison was previously employed by Rent-A-Center, Inc. from 1991-2001 and served as its Senior Vice President and General Counsel from 1998 through 2001. Prior to his employment at Rent-A-Center, Mr. Denison worked extensively in insurance and litigation in private law practice from 1985 through 1991. Prior to his employment with BMS, Mr. Denison was involved in consulting and operating retail businesses. Mr. Denison has a B.S. Business Administration and a Juris Doctorate from the University of Kansas.
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
Charles Harris, Jr., President of our Insurance Marketing Division (AHCP) has over 23 years in the insurance industry in both administration and marketing. He joined AHCP in October 2010. From January 2003 to October 2010, Mr. Harris served as President of National Health Insurance Company, a national health insurance carrier specializing in the individual and self-employed health insurance market. From April 1998 to January 2003, he was the Chief Marketing Officer for National Health Insurance Company. Mr. Harris served as Senior Vice President of Administration for Pioneer Financial Services, an insurance holding company from 1993 to 1998. From 1988 to 1993, Mr. Harris served in various capacities, including staff accountant, Operations Manager of the telemarketing operations, and President for Aegis Specialty Marketing, Inc. (a.k.a. Keith Wood Agency). Prior to 1988, Mr. Harris performed various duties in the accounting field in the oil and gas industry. Mr. Harris received his formal education by completing a Bachelor of Science in Pre-Med at Oklahoma Christian University, Edmond, OK and later completing a Bachelor of Science in Accounting at Central State University, Edmond, OK. He became a Certified Public Accountant in 1981 and is a member of the American Institute of Certified Public Accounts and the Oklahoma Society of Certified Public Accountants.

Larry G. Gerdes has served as one of our Directors since February 1, 2001. Mr. Gerdes has served as the Chief Executive Officer of Transcend Services, Inc. since May 1993 and as Chairman of the Board since May 2000. In addition, he served as President of Transcend Services, Inc. from 1985 to December 2003 and April 2005 through August 2009. From 1991 to 1993, Mr. Gerdes was a private investor. Mr. Gerdes serves on the board of Transcend Services, Inc. (TRCR) and CME Group (CME). Prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, including Chief Financial Officer and Executive Vice President.
John Simonelli has served as one of our Directors since May 12, 2008. Mr. Simonelli served as Chairman of the Board and Chief Executive Officer of Graymark Healthcare, Inc. (GRMH) from February 3, 2005 until July 23, 2008 and served as its President and Chief Operating Officer from August 18, 2003 to February 3, 2005. Mr. Simonelli is an independent business consultant who has extensive experience in the planning, development, and funding of emerging growth companies. He served as a director of Access Plans USA, Inc. (formerly Precis, Inc.) from December 2000 until July 2001. Access Plans USA, Inc. is a publicly-held company primarily engaged in the providing of healthcare savings to the self-insured. From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998. Laboratory Specialists of America, Inc. was engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O’Gara Company by merger. Mr. Simonelli served as a Director, Chief Executive Officer and Secretary of Vantage Capital Resources, Inc. from March 1996 until its merger with The Vialink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The Vialink Company until October 14, 1996. He served as Chairman of the Board and Chief Executive Officer of MBF USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992. He served as Chief Executive Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses, from June 1986 to June 1988. From July 1981 through June 1985, he served in various capacities, including President and Director, with Moto Photo, Inc., a publicly-held company engaged in the business of franchising one-hour, photo development laboratories. Mr. Simonelli served as President and Chief Executive Officer from May 1985 until November 1985, and a Director, from May 1985 through 1988, of TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.), a publicly-held company engaged in radio broadcasting and corporate communications.
Mark Kidd has served as one of our Directors since May 12, 2008. Mr. Kidd has over 20 years experience in finance and accounting. Mr. Kidd is Chief Executive Officer of C&L Supply, Inc., a privately-held wholesale distribution company which serves customers in seven states. Mr. Kidd also serves, on a part-time basis, as the SEC Reporting Manager for Graymark Healthcare, Inc. (GRMH). Mr. Kidd served as Chief Financial Officer of Graymark Healthcare, Inc. from August 18, 2003 until July 23, 2008. Mr. Kidd served as Chief Financial Officer of Access Plans USA, Inc. (formerly Precis, Inc.), a publicly-held company, from August 1999 until January 2002 and as a director from January 2000 until February 2002. He also served as President, Chief Operating Officer, Secretary and a Director of Foresight, Inc. a wholly-owned subsidiary of Access Plans USA, Inc. from February 1999 until January 2002. Mr. Kidd served as President of Paceco Financial Services, Inc., a privately-held regulated savings company, from March 1998 until December 2000. Mr. Kidd also spent approximately 9 years in public accounting. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.
J. French Hill has served as one of our Directors since April 1, 2009. Mr. Hill served on the Board of Directors of Access Plans USA, Inc. from January 2003 until April 2009 and was named as its Chairman of the Board of Directors on August 20, 2007. In 1999, Mr. Hill founded Delta Trust & Banking Corp., a privately held banking, trust and investment brokerage company headquartered in Little Rock, Arkansas, following a six year career with Arkansas’ largest publicly traded holding company, First Commercial Corp. First Commercial was sold in 1998 to Regions Financial Corp. (RF). As an executive officer of First Commercial, Mr. Hill was chairman of the bank holding company’s trust Division and its investment brokerage dealer subsidiary from 1995 until 1998. He also oversaw a number of other staff functions in the company from 1993 through 1998 including human resources, executive compensation, bank compliance, credit review and strategic planning. During the last five years he has served as a member of the Board of Directors of Delta Trust & Banking Corp. and its affiliates (1999 to present), Research Solutions LLC, a privately held company in the clinical trials business (1999 to 2008), and Syair Designs LLC, a privately held company in the aircraft lighting systems business (2000-2003). From May 1989 through January 1993, Mr. Hill was a senior economic policy official in the George H. W. Bush Administration on the staff of the White House and as deputy assistant secretary of the U.S. Treasury. Mr. Hill graduated magna cum laude in economics from Vanderbilt University.

Russell Cleveland has served as one of our Directors since April 1, 2009. Mr. Cleveland was a director of Access Plans USA, Inc. from September 2005 until April 2009. He is the Founder, President, and Chief Executive Officer of Renn Capital Group, Inc., a privately held investment management company. He has held these positions since 1972. Mr. Cleveland has 40 years experience in the investment business, of which 31 years has been spent as a portfolio manager specializing in the investment of common stocks and convertibles of small private and publicly traded companies. A graduate of Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts and, during the course of his career, has served on numerous boards of directors of public and private companies. Mr. Cleveland currently serves on the Boards of Directors of Renaissance III, RUSGIT, Cover-All Technologies, Inc., CaminoSoft Corp., Digital Recorders, Inc., Integrated Security Systems, Inc. and BPO, Inc., all of which are publicly traded companies.
Committees of the Board of Directors
Our Board of Directors has three standing committees: the Audit Committee, the Stock Option and Compensation Committee, and Nominating and Governance Committee.
Audit Committee
The Audit Committee of the Board of Directors currently comprised of Messrs. Gerdes, Simonelli, and Kidd, oversees our accounting and reporting processes and the audits of our financial statements.
Each of Messrs. Gerdes, Simonelli, and Kidd is “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. Furthermore, our Board of Directors has determined that each of Messrs. Gerdes and Kidd qualify as an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K. The Report of the Audit Committee appears below. The Audit Committee Charter is posted in the Investors Relations section of our website, www.accessplans.com. The Audit Committee reviews and reassesses the adequacy of its charter on an annual basis. The Audit Committee held four meetings during the fiscal year ended September 30, 2010.

Members of the Audit Committee:	Larry G. Gerdes
John Simonelli
Mark R. Kidd
Stock Option and Compensation Committee
The Stock Option and Compensation Committee (the “Compensation Committee”) that is comprised of Messrs. Gerdes, Simonelli, Kidd, Hill and Cleveland acts as administrator of our 2009 Equity Compensation Plan and makes recommendations concerning the establishment of additional employee benefit plans and compensation of our executive officers and directors. Each member of the Compensation Committee is “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. The Report of the Compensation Committee appears below. The Stock Option and Compensation Committee Charter is posted in the Investors section of our website, www.accessplans.com. The Compensation Committee held three meetings during the fiscal year ended September 30, 2010.

Members of the Compensation Committee:	Larry G. Gerdes
John Simonelli
Mark R. Kidd
J. French Hill
Russell Cleveland
Nominating and Governance Committee
The Nominating and Corporate Governance Committee (a) monitors and oversees matters of corporate governance, including the evaluation of the performance and processes and the “independence” of directors of our Board of Directors, and (b) selects, evaluates and recommends to the Board qualified candidates for election or appointment to our Board. This Committee consists is of Messrs. Simonelli, Hill and Cleveland, each being “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. The Nominating and Governance Committee Charter is posted in the Investors section of our website, www.accessplans.com. The nominee directors were nominated by our Board of Directors prior to formation of the Nominating and Governance Committee.

Members of the Nominating and Corporate Governance Committee:	John Simonelli
J. French Hill
Russell Cleveland
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
The Code may be found on our website at www.accessplans.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non- substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years. A copy of the Code may be obtained by written request addressed to Bradley W. Denison, General Counsel and Corporate Secretary, Access Plans, Inc., 900 36th Avenue, NW, Norman, Oklahoma 73072.
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
Based solely on our review of the copies of the Section 16(a) forms we received covering acquisition and disposition transactions in our common stock during the year ended September 30, 2010, we believe that each person who, at any time during that fiscal year, was a director, executive officer, or beneficial owner of 10% or more of our common stock complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION
The following table sets forth the cash and non-cash compensation of the individuals that served as our Chief Executive Officer, Chief Financial Officer paid or accrued during the fiscal years ended September 30, 2010, 2009 and 2008 and its three other most highly compensated executive officers that were serving at September 30, 2010.
SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principle Position	Year	Salary	Bonus	Awards(1)	Compensation	Total
Danny C. Wright	2010	$252,084	$—	$—	$—	$252,084
Director and Chief Executive	2009	$200,000	$—	$—	$—	$200,000
Officer	2008	$200,000	$—	$—	$—	$200,000

Brett Wimberley	2010	$227,083	$—	$—	$—	$227,083
Director, President	2009	$175,000	$—	$—	$—	$175,000
And Chief Financial Officer	2008	$175,000	$—	$—	$—	$175,000

Bradley W. Denison	2010	$250,000	$10,400	$22,135	$—	$282,535
Senior Vice President, General	2009	$250,000	$10,400	$—	$—	$260,400
Counsel and Secretary	2008	$250,000	$10,400	$6,096	$—	$266,496

Rita W. McKeown	2010	$130,000	$4,425	$11,067	$—	$145,492
Chief Accounting Officer	2009	$100,671	$9,000	$—	$—	$109,671
and Treasurer	2008	$94,000	$5,000	$—	$—	$99,000

Susan Matthews	2010	$175,000	$—	$—	$—	$175,000
President, Wholesale Plans	2009	$175,000	$—	$—	$—	$175,000
	2008	$175,000	$—	$—	$—	$175,000

(1)	We used the Black Scholes option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements appearing above in this report, to determine the value of the amounts for Option Awards.
Outstanding Equity Awards at Fiscal Year-End
During the year ended September 30, 2010, no options to purchase our common stock were exercised by the named executive officers. The following table sets forth information related to the number and value of options held by the named officers at September 30, 2010.
Outstanding Equity Awards at September 30, 2010

	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Un-exercisable	Price(1)	Date
Danny C. Wright	-0-	-0-	$-0-	N/A
Brett Wimberley	-0-	-0-	$-0-	N/A
Bradley Denison	7,500	-0-	$1.00	May 13, 2018
	50,000	450,000	$0.93	August 2, 2020
Rita McKeown	6,000	-0-	$1.00	October 1, 2010
	4,999	-0-	$1.01	May 26, 2014
	10,000	-0-	$1.15	February 15, 2017
	25,000	25,000	$0.93	August 2, 2020
Susan Matthews	-0-	-0-	-0-	N/A

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on September 30, 2010 was $0.90.

Equity Compensation Plans
Alliance HealthCard, Inc. 2009 Equity Compensation Plan
On October 13, 2009, our board of directors approved and adopted the Alliance HealthCard, Inc. 2009 Equity Compensation Plan (the “2009 Plan”). The 2009 Plan became effective on December 7, 2009.
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
Employment Arrangements and Keyman Insurance
We have employment agreements with Danny C. Wright, Brett Wimberley and Susan Matthews executed on March 1, 2007.
Pursuant to the employment agreement with Danny C. Wright, he agreed to serve as the President and Chief Executive Officer of our subsidiary, AHC — Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. In addition to the base salary, Mr. Wright is eligible to be considered for annual bonuses to be determined by our Board of Directors. On May 28, 2010 Mr. Wright’s employment agreement was amended effective May 1, 2010 increasing his base salary to $325,000 annually.
Pursuant to the employment agreement with Brett Wimberley, he agreed to serve as the Chief Operating Officer of our subsidiary, AHC — Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. In addition to the base salary, Mr. Wimberley is eligible to be considered for annual bonuses to be determined by our Board of Directors. On May 28, 2010 Mr. Wimberley’s employment agreement was amended effective May 1, 2010 increasing his base salary to $300,000 annually.
Pursuant to the employment agreement with Susan Matthews, she agreed to serve as the Executive Vice President of our subsidiary, AHC — Benefit Marketing Acquisition, Inc. The term of the agreement commenced on March 1, 2007 and continues through February 28, 2010. The term of the agreement will automatically be extended for additional one-year terms, unless either notice of termination is given not less than to the other on or before December 1st in the year of termination, commencing March 1, 2010. Effective October 1, 2010 Ms. Matthews’ employment agreement was amended increasing her salary to $200,000 annually. In addition to the base salary, Ms. Matthews is eligible to be considered for annual bonuses to be determined by our Board of Directors.
We do not maintain any key-man insurance covering the death or disability of any of our executive officers.
Compensation of Directors
In May 2010, we adopted a compensation policy for our non-employee directors. This policy provides that our non-employee directors are entitled to receive stock grants of 10,000 common stock shares, annually, and $2,500 per calendar quarter. Prior to adoption of this compensation policy, beginning in May 2008, we adopted a compensation policy for our non-employee directors that consisted of stock options exercisable for the purchase of 10,000 common stock shares upon initially becoming a member of the board of directors, thereafter annual options exercisable for the purchase of 5,000 common stock shares, and $1,000 per calendar quarter. Directors who are also our employees receive no additional compensation for serving as directors or on a board committee, unless special circumstances or assigned responsibilities support additional compensation, including negotiation of the terms of an asset or entity acquisition transaction. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board and its committees.

During the fiscal year ended September 30, 2010, the members of our board of directors received the following compensation:
•	payment of $1,000 for the quarters ended December 31, 2009 and March 31, 2010;
•	payment of $1,750 for the quarter ended June 30, 2010;
•	payment of $2,500 for the quarter ended September 30, 2010;
•	reimbursement for travel and out of pocket expenses in connection with their attendance at board and committee meetings; and
•	stock options to the non-employee board members, all of which remain outstanding at September 30, 2010

Director Name	Options Granted
Russell Cleveland	5,000
Larry Gerdes	10,000
J. French Hill	5,000
Mark Kidd	10,000
John Simonelli	10,000
In 2010, the following directors received compensation in the following aggregate amounts:

	Fees Earned or	Option
Name	Paid in Cash	Awards	Total
Russell Cleveland	$6,250	$2,213	$8,463
Larry Gerdes	$6,250	$4,807	$11,057
J. French Hill	$6,250	$2,213	$8,463
Mark Kidd	$6,250	$4,807	$11,057
John Simonelli	$6,250	$4,807	$11,057

(2)	Access Plans, Inc. used the Black Scholes option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements appearing above in this report, to determine the value of the amounts for Option Awards.
Officer and Director Liability and Indemnification
As provided by the Oklahoma General Corporation Act, each of our directors and officers is not liable to us or our shareholders for any action taken as a director or officer, or any failure to take any action, if the director or officer performed his or her duties in compliance with the Oklahoma General Corporation Act. A director is required to discharge his or her duties as a director, including those duties as a member of a committee, or an officer in a manner he or she believes in good faith to be in our best interests and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In discharging his or her duties a director or officer is entitled to rely on information, opinions, reports, or statements, including financial statements and other financial data, if prepared or presented by:
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

The provisions of the Oklahoma General Corporation Act do not eliminate liability of a director or an executive officer for violations of federal securities laws, nor do they limit our rights or our stockholders’ rights, in appropriate circumstances, to seek equitable remedies including injunctive or other forms of non-monetary relief. These remedies may not be effective in all cases.
The Oklahoma General Corporation Act requires us to indemnify all of our directors, officers, employees and agents. Under these provisions, when an individual in his or her capacity as an officer or a director is made or threatened to be made a party to any suit or proceeding, the individual may be indemnified if he or she acted in good faith. These indemnification provisions are not exclusive of any other rights to which the individual may be entitled. Insofar as indemnification for liabilities arising under the Oklahoma General Corporation Act or otherwise may be permitted to our directors and officers, we have been advised that in the opinion of the U.S. Securities and Exchange Commission the indemnification is against public policy and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents certain information as to the beneficial ownership of our common stock as of December 16, 2010 and the beneficial ownership of the common stock of (i) each person who is known to us to be the beneficial owner of more than 5% thereof, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among our executive officers, directors and 5% and greater shareholders, except as otherwise indicated by footnote. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the named person has the right to acquire within 60 days of the above-referenced date pursuant to exercise of stock options and other types of purchase rights and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Shares
	Owned	Rights		Percent of
Name (and Address)	Of	To	Total	Ownership
of Beneficial Owner	Record	Acquire (1)	Shares (1)	(1) (2)

Danny Wright (3) (9) 900 36th Avenue, NW Norman, Oklahoma 73072	3,946,900	-0-	3,946,900	19.9%

Brett Wimberley (4) (9) 900 36th Avenue, NW Norman, Oklahoma 73072	3,918,327	-0-	3,918,327	19.7%

Susan Matthews (5) 900 36th Avenue, NW Norman, Oklahoma 73072	1,966,000	-0-	1,966,000	9.9%

RENN Capital (6) 4929 W. Royal Lane, Suite 200 Irving, TX 75063	2,254,645	23,387	2,278,032	11.5.0%

Russell Cleveland (6) (9)	2,254,645	23,387	2,278,032	11.5.0%

Larry G. Gerdes (8)	181,165	155,000	336,165	1.7%

John Simonelli (9)	5,000	95,000	100,000	0.5%

J. French Hill (9)	15,000	31,774	46,774	0.2%

Rita W. McKeown (7)	-0-	76,999	76,999	0.4%

David Huguelet (10)	60,920	104,500	165,420	0.8%

Bradley W. Denison (11)	61,500	507,500	569,000	2.9%

Mark Kidd (9)	5,000	20,000	25,000	0.1%

All directors and officers as a group of 12 individuals	12,414,457	1,014,160	13,428,617	67.6%

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2)	Rounded to the nearest one-tenth of one percent, based upon 19,877,304 shares of common stock outstanding at December 1, 2010.

(3)	Mr. Wright is our Chairman of Board of Directors and Chief Executive Officer.

(4)	Mr. Wimberley is one of our directors and our President and Chief Financial Officer.

(5)	Ms. Matthews is President of our subsidiary, Benefit Marketing Solutions, LLC.

(6)	The beneficial shares owned are held of record by RENN Global Entrepreneurs Fund, Inc. (formerly Renaissance Capital Growth & Income Fund III, Inc.) (662,502 shares), Premier RENN Entrepreneurial Fund Limited (formerly Premier RENN US Emerging Growth Fund Limited) (417,306 shares), Renaissance US Growth Investment Trust PLC (1,174,837 shares), each of which is an investment fund managed by RENN Capital Group, Inc. Mr. Cleveland controls RENN Capital Group, Inc. and is also deemed to be the beneficial owner of those common stock shares. Mr. Cleveland serves as one of our directors.

(7)	Ms. McKeown is our Chief Accounting Officer.

(8)	The number of shares and the percent includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner. Mr. Gerdes serves as one of our directors.

(9)	The named individual is one of our directors.

(10)	Mr. Huguelet is President, Retail Division.

(11)	Mr. Denison is Executive Vice President, General Counsel and Secretary.
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” regarding the equity compensation plan and the common stock shares available for issuance under our 2009 Equity Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Contained below is a description of transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during the years ended September 30, 2010 and 2009. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

We lease the space for our corporate offices and Wholesale Plans Division in Norman, Oklahoma under a lease that expires September 30, 2011. The total space consists of approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors, President and Chief Financial Officer. This lease was executed on May 1, 2005, amended on August 1, 2006, August 1, 2008, September 30, 2009 and September 30, 2010. The lease expires on September 30, 2011.
Our rent expense associated with related party transactions was approximately $103,162 and $199,444 for the years ending September 30, 2010 and 2009, respectively.
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
The New Notes differ from the Original Notes in a few material respects. First, the Original Notes contained provisions contemplating a reduction in the outstanding principal balance if we do not achieve certain adjusted EBITDA (as defined in the notes) levels in our fiscal years ending September 30, 2007, 2008 and 2009. These adjusted EBITDA levels have been retained, but the 12 month measurement periods have been deferred by one year each to the fiscal year ending September 30, 2009, and converted to quarterly reviews thereafter. We believe these deferrals more appropriately tie the payment obligations under the New Notes to our performance, which was one of the primary purposes of the principal reduction provisions of the Original Notes. Second, the Original Notes did not contain any provision for the repayment of amounts by the holders of the Original Notes resulting from our failure to achieve sufficient adjusted EBITDA levels during the 12 months ending September 30, 2010 and reduction of principal below the remaining outstanding principal balance of the Original Notes. Under the New Notes the holders will receive reduced payments after the 2010 fiscal year end adjustment in the event the adjusted EBITDA thresholds are not met in the fiscal quarters relating to those payments. Finally, the New Notes modify the definition used to calculate the adjusted EBITDA to give our board of directors the ability to exclude, in its discretion, certain infrequent expenses incurred other than in the ordinary course of our business. This change was made to more closely align our interests with that of those note holders by removing, subject to approval by our disinterested directors, the potential negative financial impact of expenses or losses that may be incurred at the initiation of a long-term project.
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
Audit Fees
Effective August 30, 2010, the Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm. To date, we have paid Eide Bailly LLP a total of $138,500 and $107,775 for professional services rendered during the years ended September 30, 2010 and 2009, respectively. Fees include audits of financial statements as well as reviews of quarterly and other filings.
Tax Fees
The aggregate fees billed by Weaver LLP for professional services rendered in conjunction with federal, state and local income tax return preparation and other tax related services in 2010 was $61,200. Aggregate fees billed by Dunn, Stone & Cunningham for professional services rendered in conjunction with federal, state and local income tax return preparation in 2009 was $10,747 and both were approved by the Audit Committee.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Exhibits:

3.1	Certificate of Incorporation, incorporated by reference in the Quarterly Report on Form 10-Q filed with the commission on February 15, 2010.

3.2	Bylaws, incorporated by reference in the Quarterly Report on Form 10-Q filed with the commission on February 15, 2010.

4.1	Common stock certificate, incorporated by reference in the Quarterly Report on Form 10-Q filed with the commission on February 15, 2010.

10.1
Agreement and Plan of Merger amongst Alliance HealthCard, Inc., AHC-Benefit Marketing Acquisition, Inc. and BMS Holding Company, Inc, Benefit Marketing Solutions, LLC, Susan Matthews, Brett Wimberley, Danny C. Wright, dated December 26, 2006, incorporated by reference to Form 8K filed with the Commission on January 3, 2007.

10.2	Employment Agreement Danny C. Wright, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.3	Employment Agreement Brett Wimberley, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.4	Employment Agreement Susan Matthews, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.5	Employment Agreement Robert Garces, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.6	Employment Agreement Thomas Kiser, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.7	$2,045,271 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Danny C. Wright, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.8	$2,045,271 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Brett Wimberley, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.9	$1,022,635 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Susan Matthews, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.10	Certificate of Merger Agreement with Access Plans USA, Inc., incorporated by reference to the Form 8K filed with the Commission on November 18, 2008.

10.11	Rent A Center Agreement between Benefit Marketing Solutions, LLC. Effective March 1, 2007, incorporated by reference to the Form 10K/A filed with the Commission on October 14, 2009.

10.12	Amendment to the Employment Agreement Danny C. Wright, dated May 28, 2010.

10.13	Amendment to the Employment Agreement Brett Wimberley, dated May 28, 2010.

10.14	Lease Agreement for Summit Building between Onward, L.L.C. and Benefit Marketing Solutions dated February 1, 2004 and 2010 Addendum to Lease Agreement for Summit Building dated September 30, 2010.

10.15	Amendment to the Employment Agreement Susan Matthews, dated October 1, 2010.

10.16	Independent Broker’s Contract, by and between Golden Rule Insurance Company and America’s Health Care/Rx Plan Agency, Inc. dated January 10, 2006.

10.17	Certificate of Merger Agreement with Access Plans USA, Inc., final version.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Access Plans, Inc.
December 22, 2010	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

December 22, 2010	By:	/s/ Brett Wimberley
Chief Financial Officer
(Principal Financial and Accounting Officer)