Form 10-Q
period 2010-12-31
Access Plans Inc
filed 2011-02-11
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 11, 2011, 19,877,204 shares of the registrant’s common stock, $.001 par value were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Access Plans, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2010	September 30, 2010
		(Audited)
Assets
Cash and cash equivalents	$7,772,648	$5,380,571
Restricted cash	714,348	786,871
Accounts receivable, net	4,491,144	4,429,885
Advanced agency commissions, net	3,553,641	4,619,814
Deferred income taxes	930,885	1,010,000
Prepaid expenses	65,505	69,987

Total current assets	17,528,171	16,297,128

Furniture, fixtures and equipment, net	280,481	327,560
Goodwill	4,376,339	4,376,339
Intangibles, net	2,769,568	3,010,823
Deferred income taxes	677,405	736,000
Other assets	96,601	103,722

Total assets	$25,728,565	$24,851,572

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$993,330	$907,586
Accrued commissions	569,159	582,729
Unearned commissions	3,353,017	4,571,883
Waiver reimbursement liability	650,600	846,600
Deferred revenue	812,233	857,942
Notes payable	153,901	352,298
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	3,287,047	2,352,486

Total current liabilities	9,985,287	10,637,524

Total liabilities	9,985,287	10,637,524

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,877,204 shares issued and outstanding	19,877	19,877
Additional paid-in-capital	11,276,740	11,259,020
Accumulated earnings	4,446,661	2,935,151

Total stockholders’ equity	15,743,278	14,214,048

Total liabilities and stockholders’ equity	$25,728,565	24,851,572

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009

Net revenues	$14,276,142	$13,302,648
Direct costs	8,793,119	8,799,708

Gross profit	5,483,023	4,502,940

Marketing and sales expenses	454,662	581,154
General and administrative expenses	2,232,021	2,002,659
Depreciation and amortization	292,747	284,026

Operating income	2,503,593	1,635,101
Other income (expense):
Other income	—	94,444
Interest income (expense), net	3,666	(38,090)

Total other income (expense):	3,666	56,354

Income before income taxes	2,507,259	1,691,455
Provision for income taxes
Current	857,771	670,465
Deferred	137,978	124,495

Total provision for income taxes	995,749	794,960

Net income	$1,511,510	$896,495

Per share data:
Basic	$0.08	$0.04

Diluted	$0.08	$0.04

Average Shares Outstanding:
Basic	19,877,204	20,301,867

Diluted	20,028,482	20,459,674

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income	$1,511,510	$896,495
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	137,978	124,495
Depreciation and amortization	292,747	284,026
Amortization of loan discount to interest expense	—	38,643
Stock-based compensation	17,720	800
Gain on reduction in related party debt	—	(94,444)
Provision for losses on receivables	7,067	—
Change in operating assets and liabilities:
Receivables	(68,326)	(59,305)
Advanced agency commissions	1,066,173	480,024
Prepaid expenses and other assets	11,603	26,064
Accounts payable	85,744	121,018
Accrued commissions	(13,750)	(54,556)
Unearned commissions	(1,218,866)	(624,581)
Deferred revenue	(45,709)	(145,443)
Claims and other accrued liabilities	738,561	261,738

Net cash provided by operating activities	2,522,452	1,254,974

Cash flows from investing activities
Decrease in restricted cash	72,523	463,963
Purchase of equipment	(4,501)	(18,185)

Net cash provided by investing activities	68,022	445,778

Cash flows from financing activities
Payments on other debt	(198,397)	(134,940)
Purchase of treasury stock	—	(500,000)

Net cash (used in) financing activities	(198,397)	(634,940)

Net increase in cash and cash equivalents	2,392,077	1,065,812
Cash and cash equivalents at beginning of period	5,380,571	4,108,183

Cash and cash equivalents at end of period	$7,772,648	$5,173,995

See the accompanying notes to the condensed consolidated financial statements.

ACCESS PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)
NOTE 1 — NATURE OF BUSINESS
Access Plans, Inc. (the “Company”) develops and distributes consumer membership plans and consumer driven healthcare programs.
The Company’s operations are currently organized under four segments:
•	Wholesale Plans Division — plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.
•	Retail Plans Division — plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.
•	Insurance Marketing Division — markets individual major medical health insurance and other insurance products through a national network of independent agents.
•	Corporate — includes compensation and other expenses for individuals performing services for administration of overall operations of the Company.
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the three months ended December 31, 2010 and 2009 are of a normal, recurring nature.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
None
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20), Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 was effective for the Company beginning December 31, 2010, but was extended to June 30, 2011 per ASU 2011-01. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In January 2011, the FASB issued Accounting Standards Update No. 2011-01 (ASU 2011-01), Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 defers the effective date of the disclosure requirements for public entities about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. ASU 2011-01 is effective for the Company beginning June 30, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. ASU 2010-28 is effective for us beginning January 1, 2011 and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 effective for the Company beginning September 30, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are recorded net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $99,586 and $98,929, respectively, at December 31, 2010 and September 30, 2010. The Company recorded bad debt expense of $7,067 for the three months ended December 31, 2010 and $0 for the three months ended December 31, 2009.
Advanced Agent Commissions
For the Company’s Insurance Marketing Division, the allowance for doubtful recoveries for advanced agent commissions is determined based primarily upon estimates of the recovery of future commissions expected to be earned by the insurance agents to whom advances are outstanding and, where applicable, the agents responsible for the management of those agents. The allowance for doubtful recoveries was $1,277,579 at December 31, 2010 and $1,472,939 at September 30, 2010. The Company did not recognize any bad debt expense on advanced agent commissions during the three month periods ended at December 31, 2010 and 2009.
The allowance for doubtful recoveries reflects significant judgment regarding the estimates used in the determination of the allowance. Accordingly, subsequent actual results may differ from the assumptions and estimates utilized for the analysis at December 31, 2010.
Revenue Recognition
The Company recognizes revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.
The Company’s revenue recognition varies based on source.
Wholesale and Retail Plans — membership fees are paid to the Company on a weekly, monthly or annual basis, and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. The Company’s wholesale and private label partners bill their customers for the membership fees and periodically remit to the Company its portion of the fees. For the Company’s retail members that are typically billed directly, the billed amount is collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
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
Intangible assets, other than goodwill, acquired on April 1, 2009 as part of Access Plans USA acquisition, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $116,250 for each of the three month periods ended December 31, 2010 and 2009.
Customer lists acquired in fiscal 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $125,001 for each of the three month periods ended December 31, 2010 and 2009.
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

NOTE 4 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions at December 31, 2010 and September 30, 2010 consist of:

	December 31, 2010	September 30, 2010
Advances funded by:
Insurance carriers	$3,353,017	$4,571,883
Specialty lending corporation	153,303	352,298
Self-funded	1,324,900	1,168,572

Sub-total	4,831,220	6,092,753
Allowance for doubtful recoveries	(1,277,579)	(1,472,939)

Advanced agent commissions, net	$3,553,641	$4,619,814

The allowance for doubtful recoveries for advanced agent commissions was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company did not recognize any bad debt expense on advanced agent commissions during the three month periods ended December 31, 2010 and 2009.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company has not recognized an impairment loss related to intangible assets during the three month periods ended December 31, 2010 and 2009.
The Company evaluates the impairment of goodwill as of the end of each fiscal year and the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. If considered impaired goodwill will be written down to fair value and a corresponding impairment loss recognized. There were no changes in the carrying amount of goodwill during the three month periods ended December 31, 2010 and 2009.
In conducting the impairment analysis as of September 30, 2010, the Company incorporated a sensitivity analysis. Either the discount rate could increase by 30% of the discount rate utilized or the sales growth assumption could decline by 20% and the Company’s reporting units or divisions would continue to have fair value in excess of carrying value. The Company currently does not have any reporting units or divisions that are in risk of failing step 1 of this goodwill impairment test.
Intangible assets consist of the following:

	Useful	December 31, 2010			September 30, 2010
	Life	Gross	Accumulated		Accumulated
	(Years)	Amount	Amortization	Net	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(1,916,682)	583,318	$(1,791,677)	$708,323

Access Plans USA
In-force books of business	5	1,200,000	(420,000)	780,000	(360,000)	840,000

Agency relationships	8	1,500,000	(328,125)	1,171,875	(281,250)	1,218,750

Proprietary programs	8	300,000	(65,625)	234,375	(56,250)	243,750

Total		$5,500,000	(2,730,432)	2,769,568	$(2,489,177)	$3,010,823

Amortization expense for the each of the three month periods ended December 31, 2010 and 2009 was $241,251.

NOTE 6 — SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the three months ended December 31, 2010 and 2009 are as follows:

	2010	2009

Interest	$5,963	$20,463
Income taxes paid	$126,158	$267,900
NOTE 8 — OTHER BORROWINGS
During March 2008, Access Plans USA, Inc. obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty lending corporation. The current CFG loan matures March 2011, and the loan principal is repayable in equal monthly installments. The interest rate, which is variable, together with the origination fee amortization charge, was 10% at December 31, 2010, the minimum rate provided by the loan agreement. Collateral provided to CFG includes rights, only in the event of a default, to cash, accounts receivable, and certain Insurance Marketing commissions from insurance carriers. Principal and interest payments on this loan were $149,441 and $5,963, respectively for the three months ended December 31, 2010.
In January 2010, America’s Healthcare/Rx Plan Agency (AHCP) obtained a loan of $195,800 from Loyal American Life Insurance Company (Loyal). The loan represents AHCP’s unsecured obligations or advances from Loyal. The amount may be adjusted for any secured advances transferred to unsecured obligations during the loan period. At December 31, 2010 these transfers were not significant. The loan matured in December 2010. Principal payments made on this loan were $48,956 for the three months ended December 31, 2010.
Principal payments due on these loans are as follows:

	Principal Payments
Fiscal Year Ended September 30,	CFG	Loyal	Total
2011	$153,303	$598	$153,901
NOTE 9 — INCOME TAXES
Components of income tax expense for the three months ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current income tax expense
Federal	$843,492	$617,306
State	14,279	53,159

Total current income tax expense	857,771	670,465

Deferred income tax (benefit)
Federal	133,777	109,489
State	4,201	15,006

Total deferred income tax (benefit)	137,978	124,495

Net income tax expense	$995,749	$794,960

NOTE 10 — WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with the client’s customer) the client waives rental payments required of the client’s customer under specifically defined and limited circumstances, such as when the customer becomes unemployed for a stated time period or when the Company’s client provides product service to its customer. It is the Company’s policy to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to the Company’s clients in the event the Company’s reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond Company’s client’s payment obligations following termination of the contractual arrangement or agreement with either the Company’s client or the client’s customer. As of December 31, 2010 and September 30, 2010 the Company recorded an estimated incurred-but-not-reported-reimbursements obligation of $650,600 and $846,600, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS
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
The Company’s rent expense associated with related party transactions was approximately $24,746 and $22,968 for the three month periods ending December 31, 2010 and 2009, respectively.
NOTE 12 — SEGMENT REPORTING
The Company operates in four reportable business segments; a) Wholesale Plans; b), Retail Plans; c) Insurance Marketing; and d) Corporate (holding company).
Reportable business segment information follows.
The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended
	December 31,
($ in thousands)	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$6,054	$5,138	18%
Retail Plans (a)	4,574	3,881	18%
Insurance Marketing	5,065	5,475	(7%)
Corporate (holding company)	—	—	—
Intercompany Eliminations	(1,417)	(1,191)	19%

Total	$14,276	$13,303	7%

Gross margin — by segment
Wholesale Plans	$2,312	$1,220	90%
Retail Plans (a)	2,400	2,237	7%
Insurance Marketing	771	1,046	(26%)
Corporate (holding company)	—	—	—

Total	$5,483	$4,503	22%

Operating income — by segment
Wholesale Plans	$1,810	$706	156%
Retail Plans (a)	1,238	935	32%
Insurance Marketing	36	256	(86%)
Corporate (holding company)	(580)	(262)	(122%)

Total	$2,504	$1,635	53%

(a)	Gross of intercompany eliminations

	December 31,	September 30,
	2010	2010
Segment assets
Wholesale Plans (a)	$22,146	$18,998
Retail Plans (a)	27,972	26,369
Insurance Marketing	7,798	8,499
Corporate	(32,187)	(29,014)
Intercompany Eliminations	—	—

Total	$25,729	$24,852

(a)	Gross of intercompany eliminations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise indicated, the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” in this report refer collectively to Access Plans, Inc. and its subsidiaries and its executive officers and directors.
Overview
The Company’s operations are currently organized under four segments:
•	Wholesale Plans Division — plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.
•	Retail Plans Division — plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.
•	Insurance Marketing Division — markets individual major medical health insurance and other insurance products through a national network of independent agents.
•	Corporate — includes compensation and other expenses for individuals performing services for administration of overall management and operations of the Company.
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

We currently deliver membership plans to over 220 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At December 31, 2010, our wholesale plans were offered at approximately 4,910 locations. Of the locations at December 31, 2010, 2,880 locations were Rent-A-Center owned locations operated under their brand, Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company. Rent-A-Center, Inc. is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $3.2 million (22% of total revenue) during the three months ended December 31, 2010, compared to $3.0 million (23% of total revenue) during the three months ended December 31, 2009. Revenue attributable to our Wholesale Plans Division accounted for $6.1 million (42% of total revenue) during the three months ended December 31, 2010 compared to $5.1 million (39% of total revenue) during the three months ended December 31, 2009. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which our plans are offered and the sales efforts of those locations. Although our revenue from wholesale plans continues to grow, revenue of this division has declined as a percentage of total revenues as we have diversified our revenue sources through the merger with Access Plans USA. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, loss of either, especially Rent-A-Center would have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.
Retail Plans
Our Retail Plans Division offerings include healthcare savings plans, auto related discount plans and association memberships that are not insurance, but provide insurance features and benefits. These membership savings plans allow members access to a variety of healthcare, auto related and retail merchant networks to obtain discounts from usual and customary fees or charges. Additionally, we offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay healthcare providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Revenue attributable to our Retail Plans Division was approximately $4.6 million (32% of total revenue) during the three months ended December 31, 2010, compared to $3.9 million (29% of total revenue) during the three months ended December 31, 2009.
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
Some of our Retail Plans clients choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment, and we provide customer service. These offerings are designed to enhance our clients’ existing offering and improve their product value relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates. Other target distribution channels for this division include retailers, insurance companies, network marketing organizations, independent insurance agencies and agents, consumer direct sales call centers, and financial institutions.
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
America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short-term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,607 independent agents. Our primary carriers that we represent include Golden Rule Insurance Company, World Insurance Company, Aetna and Colorado Bankers.

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
The revenue of our Insurance Marketing Division is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Revenue attributable to our Insurance Marketing Division was approximately $5.1 million (35% of total revenue) for the three months ended December 31, 2010, compared to $5.5 million (41% of total revenue) during the three months ended December 31, 2009. Growth of our commission revenue is based on continued recruitment efforts of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. We estimate that as of December 31, 2010 and September 30, 2010 we had 25,200 policies in force.
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Law) was signed into law on March 30, 2010. Beginning in August 2010 insurers were required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to changes to required coverage, elimination of most preexisting condition exclusions, and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels such that 80% of the premium is utilized for claims on medical services and related expenses (85% for group health). The law will require certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. It is possible that this law will impact the products we currently offer or change the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Law, commissions on the sale of individual major medical insurance policies were reduced in January 2011. This will result in a reduction in our revenue related to the sale of major medical policies. Most of our commission revenue is ultimately paid to our agents so the reduction in revenue will not cause a reduction in our profitability in the same proportion. The reduction in commission could cause our agents to stop selling health insurance because of the reduced commissions or cause them to sell other products to make up for the loss of their revenues.
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
Intangible assets, other than goodwill, acquired on April 1, 2009 as part of Access Plans USA acquisition were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $116,250 for each of the three month periods ended December 31, 2010 and 2009.
Customer lists acquired in acquisitions are capitalized and amortized over the estimated useful lives of the customer lists.
Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $125,001 for each of the three month periods ended December 31, 2010 and 2009.
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
Wholesale and Retail Plans Division— membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Our wholesale and private label partners bill their customers for the membership fees and periodically remit our portion of the fees to us. For our retail members that are typically billed directly, the billed amount is collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
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
Recent Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20), Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 was effective for the Company beginning December 31, 2010 but was extended to June 30, 2011 per ASU 2011-01. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.
In January 2011, the FASB issued Accounting Standards Update No. 2011-01 (ASU 2011-01), Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 defers the effective date of the disclosure requirements for public entities about troubled debt restructurings in Accounting Stands Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. ASU 2011-01 is effective for the Company beginning June 30, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. ASU 2010-28 is effective for the Company beginning January 1, 2011 and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 effective for the Company September 30, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.
Results of Operations
Introduction
We are a provider of consumer membership plans, healthcare savings membership plans and a marketer of individual major medical health insurance products. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents.
The following table sets forth selected results of our operations for the three months ended December 31, 2010 and 2009. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans operating segment includes the operations from our healthcare and membership savings plans designed to serve the markets other than rent to own. The Insurance Marketing operating segment offers and sells individual major medical health insurance products and related benefit plans. The Corporate operating segment includes compensation and other expenses for individuals performing services for administration of overall operations of the Company at its holding company level.

The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended
	December 31,
($ in thousands)	2010	2009	% Change
Net revenues	$14,276	$13,303	7%
Direct costs	8,793	8,800	0%
Operating expenses	2,979	2,868	4%

Operating income	2,504	1,635	53%
Net other income (expense)	3	56	(95%)

Income before income taxes	2,507	1,691	48%
Income taxes, net	995	795	25%

Net income	$1,512	$896	69%

The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended
	December 31,
($ in thousands)	2010	2009	% Change
Net revenues — by segment
Wholesale Plans	$6,054	$5,138	18%
Retail Plans (a)	4,574	3,881	18%
Insurance Marketing	5,065	5,475	(7%)
Corporate (holding company)	—	—	—
Intercompany Eliminations	(1,417)	(1,191)	19%

Total	$14,276	$13,303	7%

Gross margin — by segment
Wholesale Plans	$2,312	$1,220	90%
Retail Plans (a)	2,400	2,237	7%
Insurance Marketing	771	1,046	(26%)
Corporate (holding company)	—	—	—

Total	$5,483	$4,503	22%

Operating income — by segment
Wholesale Plans	$1,810	$706	156%
Retail Plans (a)	1,238	935	32%
Insurance Marketing	36	256	(86%)
Corporate (holding company)	(580)	(262)	(122%)

Total	$2,504	$1,635	53%

(a)	Gross of intercompany eliminations

Discussion of Three Months Ended December 31, 2010 and 2009
Net revenues increased $1.0 million (a 7% increase) during the three months ended December 31, 2010 (“the 2011 1st quarter”), compared with the three months ended December 31, 2009 (the “2010 1st quarter”) to $14.3 million from $13.3 million in 2009. The increase in net revenues was primarily due to:
•	Growth in our Wholesale Plans Division of approximately $0.9 million attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients. See the “Segment Discussion Analysis” below for additional information.
•	Growth in our Retail Plans Division of approximately $0.7 million attributable to new business implemented beginning in the second quarter of 2010. See the “Segment Discussion Analysis” below for additional information.
•	Our Insurance Marketing Division experienced a decrease of $0.4 million primarily attributable to two of our contracted insurance carriers that ceased sales of new major medical insurance policies. See the “Segment Discussion Analysis” below for additional information.
•	Other decreases of $0.2 million.
Direct costs remained at $8.8 million during the 2011 and 2010 1st quarter. Although total direct cost did not change, there were changes within each Division as follows:
•	Our Wholesale Plans Division direct costs decreased $0.2 million primarily attributable to a decline in our product service expense and waiver reimbursements liability. See the “Segment Discussion Analysis” below for additional information.
•	Increase in our Retail Plans Division direct costs of $0.5 million attributable to new business implemented beginning in the second quarter of 2010. See the “Segment Discussion Analysis” below for additional information;
•	Our Insurance Marketing Division experienced a decrease in direct costs of $0.1 million attributable to lower revenues. See the “Segment Discussion Analysis” below for additional information; and
•	Other changes of $(0.3) million.
Operating expenses increased $0.1 million during the 2011 1st quarter to $3.0 million from $2.9 million in the 2010 1st quarter. The increase was attributable to increases for existing employee compensation and outside consulting expenses.
Other income decreased $0.5 primarily attributable to income earned from the early retirement of notes payable to related parties during the 2010 1st quarter.
Provision for income taxes, net increased by $0.2 million during the 2011 1st quarter to $1.0 million from $0.8 million in the 2010 1st quarter. The increase was attributable to an increase in pretax income.
Net income increased $0.6 million (a 69% increase) to approximately $1.5 million during the 2011 1st quarter compared to $0.9 million during the 2010 1st quarter.

Segment Discussion Analysis
Wholesale Plans Division
Selected Operating Metrics

	For the Three Months Ended December 31,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues	$6,054	$5,138	18%
Direct costs	3,742	3,919	(5%)
Operating expenses	502	513	(2%)

Operating income	$1,810	$706	156%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	62%	76%	(14%)
Operating expenses	8%	10%	(2%)
Operating income	30%	14%	16%

Member count at December 31,	677,947	584,632	93,315
Net revenues increased $1.0 million (an 18% increase) during the 2011 1st quarter to $6.1 million from $5.1 million during the 2010 1st quarter. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs decreased $0.2 million (a 5% decrease) during the 2011 1st quarter to $3.7 million from $3.9 million during the 2010 1st quarter. The decrease was primarily attributable to lower product service expense resulting from lower repair and replacement cost for electronics. We enter into contractual arrangements to administer certain membership programs for clients, primarily in the rental-purchase industry. For approximately 3,100 (78%) of our point-of-sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances including circumstances when the client’s customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future.
Operating expenses remained at $0.5 million during the 2011 1st quarter and the 2010 1st quarter as a result of approximately $0.04 million of compensation expense reclassified to the Corporate operating segment during the 2011 1st quarter.
Operating income increased $1.1 million (a 156% increase) during the 2011 1st quarter to $1.8 million from $0.7 million during the 2010 1st quarter.

Retail Plans Operating Segment
Selected Operating Metrics

	For the Three Months Ended December 31,
($ in thousands except member data)	2010	2009	% Change
Results of operations
Net revenues (a)	$4,574	$3,881	18%
Direct costs	2,173	1,644	32%
Operating expenses	1,163	1,302	(11%)

Operating income (a)	$1,238	$935	32%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	48%	42%	6%
Operating expenses	25%	34%	(9%)
Operating income	27%	24%	3%

Member count at December 31,	1,637,312	1,321,737	315,575

(a)	Gross of intercompany eliminations
Net revenues increased $0.7 million (an 18% increase) during the 2011 1st quarter to $4.6 million from $3.9 million during the 2010 1st quarter. The increase in net revenues was attributable to new business implemented beginning in the second quarter of 2010.
Direct costs increased $0.6 million (a 32% increase) during the 2011 1st quarter to $2.2 million from $1.6 million during the 2010 1st quarter. The increase in direct costs was attributable to new business beginning in the second quarter of 2010.
Operating expenses decreased $0.1 million (an 11% decrease) to $1.2 million during the 2011 1st quarter from $1.3 million during the 2010 1st quarter. The decrease in operating expenses was primarily attributable to the reclassification of accounting and consulting fees of approximately $0.2 million to the Corporate operating segment during the 2011 1st quarter. Other operating expenses increased $0.1 million related to outside billing expenses for new business that beginning in the 2010 2nd quarter.
Operating income increased $0.3 million (a 32% increase) to $1.2 million during the 2011 1st quarter from $0.9 million in the 2010 1st quarter.

Insurance Marketing Operating Segment
Selected Operating Metrics

	For the Three Months Ended December 31,
($ in thousands except agent and policy data)	2010	2009	% Change
Results of operations
Net revenues	$5,065	$5,475	(7%)
Direct costs	4,293	4,429	(3%)
Operating expenses	736	790	(7%)

Operating income (loss)	$36	$256	(86%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	85%	81%	4%
Operating expenses	15%	14%	1%
Operating income	1%	5%	(4%)

Number of Agents	7,607	6,218	1,389
Number of In-force Policies	25,199	23,964	1,235
Net revenues decreased $0.4 million (a 7% decrease) during the 2011 1st quarter to $5.1 million from $5.5 million during the 2010 1st quarter. The decrease in net revenues was attributable to carrier programs that have terminated of $1.0 million offset by an increase in active programs of $0.6 million.
Direct costs decreased $0.1 million (a 3% decrease) during the 2011 1st quarter to $4.3 million from $4.4 million during the 2010 1st quarter. The decrease in direct costs was attributable to the decrease in net revenues.
Operating expenses decreased $0.1 million (a 7% decrease) to $0.7 million during the 2011 1st quarter from $0.8 million during the 2010 1st quarter. The decrease in operating expenses was attributable to a decrease in outsourced data services, legal and consulting expense during the current fiscal quarter.
Operating income decreased $0.3 million (an 86% decrease) to $0.04 million during the 2011 1st quarter from $0.3 million in the 2010 1st quarter.
Corporate Operating Segment
Selected Operating Metrics

	For the Three Months Ended December 31,
($ in thousands)	2010	2009	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	580	262	121%

Operating income (loss)	$(580)	$(262)	(121%)

Operating expenses increased $0.3 million (a 121% increase) to $0.6 million during the 2011 1st quarter from $0.3 million during the 2010 1st quarter. The increase was attributable to the reclassification of expenses from the Wholesale Plans and Retail Plans Division of approximately $0.2 million consisting of accounting, consulting and compensation expenses. The remaining $0.1 million was attributable to an increase in compensation expense for existing employees.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash of $7.8 million and $5.4 million at December 31, 2010 and September 30, 2010, respectively. Our working capital was $7.5 million at December 31, 2010 compared to $5.7 million at September 30, 2010. The improvement of $1.8 million was due to the following:
•	Cash increased $2.4 million which was partially a result of net income;
•	Other accrued liabilities increased $0.9 million attributable to income taxes payable of $0.7 million and other accrued liabilities of $0.2 million;
•	Advanced agency and unearned commissions, net decreased $0.1 million primarily attributable to shortened advancing agent periods;
•	Waiver reimbursements liability decreased $0.2 million due to a reduction of product service and waiver reimbursements expenses; and
Cash provided by operating activities was $2.5 million for the three months ended December 31, 2010 compared to $1.3 million for the same period in 2009. The increase of $1.2 million was attributable to:
•	An increase in net income of $0.6 million;
•	Claims and other accrued liabilities, net increased $0.3 million primarily attributable to an increase for income taxes payable of $0.7 million offset by a decrease for other accrued liabilities of $0.4 million; and
•	Other increases of $0.3 million.
Cash provided by investing activities decreased by $0.3 million to $0.1 million for the three months ended December 31, 2010 from $0.4 million for the same 2009 period. The decrease of $0.3 million was primarily attributable to a decrease in restricted cash of $0.4 million resulting from the settlement of the States General legal proceedings on October 27, 2009.
Cash used in financing activities decreased $0.4 million to $0.2 million for the three months ended December 31, 2010 from $0.6 million for the same 2009 period. The decrease of $0.4 million resulted primarily from the acquisition of treasury stock on October 27, 2009.
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
During the three months ended December 31, 2010 we did not have any risks associated with market risk sensitive instruments or portfolio securities.

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
Management’s Assessment of Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of December 31, 2010 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with U. S. generally accepted accounting principles.
During the period covered by this report on Form 10Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Except as provided below, since our 2010 Annual Report for the year ended September 30, 2010 on Form 10-K there have been no new material legal proceedings, and there have been no material developments in legal proceedings reported by us in the Form 10-K. The following legal proceedings all involves the subsidiaries of Access Plans USA, Inc. which was acquired by us in a merger on April 1, 2009.
Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788. The Zermeno plaintiffs are former members of the Care Entrée discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under Section 445 of the California Health and Safety Code. That Section governs medical referral services. The plaintiffs’ also sought relief under Section 17200 of the Business and Professions Code, California’s Unfair Competition Law. On December 21, 2007, we received a favorable verdict based on the court’s finding that the Plaintiffs did not have standing to sue since they were no longer customers of Precis. The plaintiffs appealed and on December 23, 2009 the Court of Appeals reversed the trial court’s ruling on standing and remanded the case to the trial court for a ruling on the merits. On November 1, 2010 the Court issued a Statement of Decision in which it ruled that Section 445 applied to the Care Entrée program and that Section 445 had been violated. On January 21, 2011 the Court issued a judgment enjoining Defendants Precis, Inc. and The Capella Group Inc, and Defendants’ agents, employees and representatives, as of six months after the effective date of the injunction, from operating the Care Entrée program in the State of California as it pertains to referring people to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment. The Judgment also provides that it does not prohibit Defendants from operating a program that complies with California law. The Judgment further provides that pursuant to the prior settlement agreement the injunctive relief is stayed pending appeal and the effective date of the injunction is the date the appeals process ends. Precis, Inc. and the Capella Group, Inc. have until March 25, 2011 to appeal the Judgment. An adverse outcome in this case would have a material affect our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California. We believe that we have complied with all California statues and regulations. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

ITEM 1A.	RISK FACTORS
Our risk factors are disclosed in its Annual Report on Form 10K for the year ended September 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS.
There are no items to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
There are no items to report under this item.

ITEM 5.	OTHER INFORMATION.
There are no items to report under this item.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Access Plans, Inc.
February 11, 2011	By:	/s/ Danny Wright
Danny Wright
Chief Executive Officer (Principal Executive Officer)

February 11, 2011	By:	/s/ Brett Wimberley
Brett Wimberley
Chief Financial Officer (Principal Financial Officer)