Form 10-Q
period 2011-03-31
Access Plans Inc
filed 2011-05-13
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2011, 19,927,204 shares of the registrant’s common stock, $.001 par value were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Access Plans, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$8,889,103	$5,380,571
Restricted cash	209,078	786,871
Accounts receivable, net	4,718,217	4,429,885
Advanced agency commissions, net	2,663,190	4,619,814
Deferred income taxes	844,505	1,010,000
Prepaid expenses	45,099	69,987

Total current assets	17,369,192	16,297,128

Furniture, fixtures and equipment, net	235,183	327,560
Goodwill	4,376,339	4,376,339
Intangibles, net	2,528,317	3,010,823
Deferred income taxes	658,614	736,000
Other assets	66,486	103,722

Total assets	$25,234,131	$24,851,572

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$930,176	$907,586
Accrued commissions	733,771	582,729
Unearned commissions	2,394,179	4,571,883
Waiver reimbursement liability	645,700	846,600
Deferred revenue	670,984	857,942
Notes payable	—	352,298
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	1,987,910	2,352,486

Total current liabilities	7,528,720	10,637,524

Total liabilities	7,528,720	10,637,524

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,927,204 and 19,877,204 shares issued and outstanding, respectively	19,927	19,877
Additional paid-in-capital	11,367,874	11,259,020
Accumulated earnings	6,317,610	2,935,151

Total stockholders’ equity	17,705,411	14,214,048

Total liabilities and stockholders’ equity	$25,234,131	$24,851,572

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenues	$13,781,053	$13,460,566	$28,057,195	$26,763,214
Direct costs	8,143,065	9,460,961	16,936,184	18,260,669

Gross profit	5,637,988	3,999,605	11,121,011	8,502,545

Marketing and sales expenses	468,604	622,964	923,266	1,204,118
General and administrative expenses	1,806,360	1,825,450	4,038,381	3,828,109
Depreciation and amortization	282,764	289,578	575,511	573,604

Operating income	3,080,260	1,261,613	5,583,853	2,896,714
Other income (expense):
Other income (expense)	—	(27,029)	—	67,444
Interest income	9,692	9,580	18,177	18,601
Interest (expense)	(11,979)	—	(16,797)	(47,140)

Total other income (expense):	(2,287)	(17,449)	1,380	38,905

Income before income taxes	3,077,973	1,244,164	5,585,233	2,935,619
Provision for income taxes
Current	1,101,855	271,065	1,959,626	941,530
Deferred tax (benefit)	105,170	237,790	243,148	362,285

Total provision for income taxes	1,207,025	508,855	2,202,774	1,303,815

Net income	$1,870,948	$735,309	$3,382,459	$1,631,804

Per share data:
Basic	$0.09	$0.04	$0.17	$0.08

Diluted	$0.09	$0.04	$0.17	$0.08

Average Shares Outstanding:
Basic	19,893,871	19,777,204	19,885,446	20,042,418

Diluted	20,604,722	20,044,974	20,362,334	20,251,161

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$3,382,459	$1,631,804
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	243,148	230,510
Depreciation and amortization	575,511	573,604
Amortization of loan discount to interest expense	—	38,643
Stock-based compensation	108,904	8,006
Gain on reduction in related party debt	—	(94,444)
Provision for losses on receivables	28,067	(8,126)
Disposal of assets	3,794	—
Change in operating assets and liabilities:
Receivables	(316,399)	(668,376)
Advanced agency commissions	1,956,624	1,338,858
Prepaid expenses and other assets	62,124	195,671
Accounts payable	22,590	256,287
Accrued commissions	151,042	(105,996)
Unearned commissions	(2,177,704)	(949,366)
Deferred revenue	(186,958)	(207,803)
Claims and other accrued liabilities	(565,476)	(372,448)

Net cash provided by operating activities	3,287,726	1,866,824

Cash flows from investing activities
Decrease in restricted cash	577,793	262,785
Purchase of equipment	(4,689)	(84,847)

Net cash provided by investing activities	573,104	177,938

Cash flows from financing activities
Increase in short term debt	—	195,800
Payments of related party term debt	—	(1,030,348)
Payments on other debt	(352,298)	(321,703)
Purchase of treasury stock	—	(500,000)

Net cash (used in) financing activities	(352,298)	(1,656,251)

Net increase in cash and cash equivalents	3,508,532	388,511
Cash and cash equivalents at beginning of period	5,380,571	4,108,183

Cash and cash equivalents at end of period	$8,889,103	$4,496,694

See the accompanying notes to the condensed consolidated financial statements.

ACCESS PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the six months ended March 31, 2011 and 2010 are of a normal, recurring nature.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. ASU 2010-28 was effective for the Company beginning January 1, 2011 and did not have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.
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
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are presented net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $124,331 and $98,929, respectively, at March 31, 2011 and September 30, 2010. The Company recorded bad debt expense of $28,067 for the six months ended March 31, 2011 and ($8,126) for the six months ended March 31, 2010.
Advanced Agent Commissions
For the Company’s Insurance Marketing Division, the allowance for doubtful recoveries for advanced agent commissions is determined based primarily upon estimates of the recovery of future commissions expected to be earned by the insurance agents to whom advances are outstanding and, where applicable, the agents responsible for the management of those agents. The allowance for doubtful recoveries was $1,472,939 at March 31, 2011 and September 30, 2010. The Company did not recognize any bad debt expense on advanced agent commissions during the six month periods ended at March 31, 2011 and 2010.
The allowance for doubtful recoveries reflects significant judgment regarding the estimates used in the determination of the allowance. Accordingly, subsequent actual results may differ from the assumptions and estimates utilized for the analysis at March 31, 2011.
Revenue Recognition
The Company recognizes revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.
The Company’s revenue recognition varies based on source.

Wholesale and Retail Plans - membership fees are paid to the Company on a weekly, monthly or annual basis, and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. The Company’s wholesale and private label partners bill their customers for the membership fees and periodically remit to the Company its portion of the fees. For the Company’s retail members that are typically billed directly, the billed amount is collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
Insurance Marketing - revenue reflects commissions and fees reported to the Company by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until the time that the underlying contract is reported to the division as terminated. The Company’s commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes administrative fees the Company charges and the interest income earned on commissions advanced to the division’s agents.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances are subject to repayment to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates 18 months. Policy acquisition costs, principally lead and marketing credits, are capitalized and amortized over the same weighted average life, to the extent the deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
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
NOTE 4 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions at March 31, 2011 and September 30, 2010 consist of:

	March 31, 2011	September 30, 2010
Advances funded by:
Insurance carriers	$2,411,476	$4,571,883
Specialty lending corporation	—	352,298
Self-funded	1,724,653	1,168,572

Sub-total	4,136,129	6,092,753
Allowance for doubtful recoveries	(1,472,939)	(1,472,939)

Advanced agent commissions, net	$2,663,190	$4,619,814

The allowance for doubtful recoveries for advanced agent commissions was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company did not recognize any bad debt expense on advanced agent commissions during the six month periods ended March 31, 2011 and 2010.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
We account for goodwill in accordance with FASB Topic 350, “Intangible-Goodwill and Other.” We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of goodwill and the recoverability of other intangible assets as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:
•	a significant decrease in the market value of an asset;
•	a significant adverse change in the extent or manner in which an asset is used; or
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.
The Company did not recognize an impairment loss related to intangible assets during the six month periods ended March 31, 2011 and 2010. There were no changes in the carrying amount of goodwill during the six month periods ended March 31, 2011 and 2010.

Goodwill allocated to each reportable segment consists of the following:

	March 31,	September 30
	2011	2010
Wholesale Plans	$455,000	$455,000
Retail Plans	2,816,027	2,816,027
Insurance Marketing	1,105,312	1,105,312

Total	$4,376,339	$4,376,339

Intangible assets consist of the following:

	Useful	March 31, 2011			September 30, 2010
	Life	Gross	Accumulated		Accumulated
	(Years)	Amount	Amortization	Net	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(2,041,683)	$458,317	$(1,791,677)	$708,323

Access Plans USA
In-force books of business	5	1,200,000	(480,000)	720,000	(360,000)	840,000

Agency relationships	8	1,500,000	(375,000)	1,125,000	(281,250)	1,218,750

Proprietary programs	8	300,000	(75,000)	225,000	(56,250)	243,750

Total		$5,500,000	$(2,971,683)	$2,528,317	$(2,489,177)	$3,010,823

Amortization expense for each of the six month periods ended March 31, 2011 and 2010 was $482,506.
NOTE 6 — SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the six months ended March 31, 2011 and 2010 are as follows:

	2011	2010

Interest	$8,064	$41,420
Income taxes paid	$2,104,683	$1,087,263
NOTE 7 — OTHER BORROWINGS
During March 2008, Access Plans USA, Inc. obtained a loan of $1,605,000 from Commission Funding Group (CFG), a specialty lending corporation. The CFG loan was paid in full in March 2011, and the loan principal was repayable in equal monthly installments. Collateral provided to CFG includes rights, only in the event of a default, to cash, accounts receivable, and certain Insurance Marketing commissions from insurance carriers. Principal and interest payments on this loan were $302,744 and $8,064, respectively for the six months ended March 31, 2011.
In January 2010, America’s Healthcare/Rx Plan Agency (AHCP) obtained a loan of $195,800 from Loyal American Life Insurance Company (Loyal). The loan was paid in full in December 2010. The loan represents AHCP’s unsecured obligations or advances from Loyal. The loan matured in December 2010. Principal payments made on this loan were $49,554 for the six months ended March 31, 2011.

NOTE 8 — INCOME TAXES
Components of income tax expense for the six months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Current income tax expense
Federal	$1,952,967	$865,610
State	6,659	75,920

Total current income tax expense	1,959,626	941,530

Deferred income tax (benefit)
Federal	235,928	319,940
State	7,220	42,345

Total deferred income tax (benefit)	243,148	362,285

Net income tax expense	$2,202,774	$1,303,815

NOTE 9 — WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with the client’s customer) the client waives rental payments required of the client’s customer under specifically defined and limited circumstances, including the situation when the customer becomes unemployed for a stated time period or when the Company’s client provides product service to its customer.
The life of the contracts subject to our reimbursement of clients for the waiver of rental payments and product service commitments is generally one week. Our Wholesale Plans division clients in the rental purchase industry enter into agreements with their customers for the rental of merchandise that have a term equivalent to their scheduled payment period and for the majority of agreements that period is one week. The agreement is renewed weekly by the customer by making its scheduled weekly payment. The average length of a customer relationship under such an agreements lasts for 4 months as approximately 75% of the customers return the rented item within the four months, 17% exercise early purchase options and 8% rent for the full term and become owners. The customer may return the merchandise and terminate the rental agreement at any time without any future obligation.
Product service expense represents costs the Company incurs on the repair of household merchandise. Plan members that complete their rental purchase term and choose to continue their membership on a month to month basis are entitled to repair or replacement of such merchandise by the dealer in cases of mechanical failure. The Company reimburses the dealer for those costs. This element of a member’s plan terminates 12 months following their date of product ownership (12 months following the end of the member’s rental term) or at any time that the member does not maintain its month to month membership.
The Company’s policy is to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to the Company’s clients in the event the Company’s reimbursement obligations require payment in the future. The Company’s obligations for these reimbursements do not have any kind of a tail that extends beyond Company’s client’s payment obligations following termination of the contractual arrangement or agreement with either the Company’s client or the client’s customer. The Company’s estimated incurred-but-not-reported-reimbursements obligation consists of the following:

Balance at September 30, 2010	$846,600
Claims paid, 10/1/10 — 03/31/11	(2,465,297)
Claims accrued, 10/1/10 — 03/31/11	2,264,397

Balance at March 31, 2011	$645,700

NOTE 10 — RELATED PARTY TRANSACTIONS
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

The Company’s rent expense associated with related party transactions was approximately $49,492 and $47,311 for the six month periods ending March 31, 2011 and 2010, respectively.
NOTE 11 — SEGMENT REPORTING
The Company operates in four reportable business segments; a) Wholesale Plans; b) Retail Plans; c) Insurance Marketing; and d) Corporate (holding company).
Reportable business segment information follows.
The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Net revenues — by segment
Wholesale Plans	$6,316	$5,637	12%	$12,369	$10,775	15%
Retail Plans (a)	4,276	4,129	4%	8,850	8,010	10%
Insurance Marketing	4,630	4,949	(6%)	9,695	10,424	(7%)
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,441)	(1,254)	(15%)	(2,857)	(2,446)	17%

Total	$13,781	$13,461	2%	$28,057	$26,763	5%

Gross margin — by segment
Wholesale Plans	$2,278	$1,033	121%	$4,590	$2,253	104%
Retail Plans (a)	2,634	2,102	25%	5,034	4,339	16%
Insurance Marketing	726	865	(16%)	1,497	1,911	(22%)
Corporate (holding company)	—	—	—	—	—	—

Total	$5,638	$4,000	41%	$11,121	$8,503	31%

Operating income — by segment
Wholesale Plans	$1,846	$514	259%	$3,657	$1,221	200%
Retail Plans (a)	1,742	945	84%	2,980	1,880	59%
Insurance Marketing	73	67	9%	108	323	(66%)
Corporate (holding company)	(581)	(264)	(120%)	(1,161)	(527)	(121%)

Total	$3,080	$1,262	144%	$5,584	$2,897	93%

(a)	Gross of intercompany eliminations

	March 31,	September 30,
	2011	2010
Segment assets
Wholesale Plans	$25,150	$18,998
Retail Plans	30,186	26,369
Insurance Marketing	7,339	8,499
Corporate	(37,441)	(29,014)
Intercompany Eliminations	—	—

Total	$25,234	$24,852

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We currently deliver membership plans to over 220 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At March 31, 2011, our wholesale plans were offered at approximately 4,910 locations. Of the locations at March 31, 2011, 2,880 locations were Rent-A-Center owned locations operated under their brand, Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company. Rent-A-Center, Inc. is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $3.2 million (24% of total revenue) and $6.4 million (23% of total revenue) during the three and six months ended March 31, 2011, respectively compared to $3.0 million (22% of total revenue) and $5.7 million (21% of total revenue) during the three and six months ended March 31, 2010, respectively. Revenue attributable to our Wholesale Plans Division accounted for $6.3 million (46% of total revenue) and $12.4 million (44% of total revenue) during the three and six months ended March 31, 2011, respectively compared to $5.6 million (42% of total revenue) and $10.8 million (40% of total revenue) during the three and six months ended March 31, 2010, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which our plans are offered and the sales efforts of those locations. Although we have contracts with Rent-A-Center and other rent-to-own companies, loss of which, especially Rent-A-Center would or may have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.

Retail Plans
Our Retail Plans Division offerings include healthcare savings plans, auto related discount plans and association memberships that are not insurance, but may provide insurance features and benefits. These membership savings plans allow members access to a variety of healthcare, auto related and retail merchant networks to obtain discounts from usual and customary fees or charges. Additionally, we offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insurance plans. Our members pay healthcare providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Revenue attributable to our Retail Plans Division was approximately $4.3 million (31% of total revenue) and $8.8 million (32% of total revenue) during the three and six months ended March 31, 2011, respectively compared to $4.1 million (31% of total revenue) and $8.0 million (30% of total revenue) during the three and six months ended March 31, 2010, respectively.
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
America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short-term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,790 independent agents. Our primary carriers that we represent include Golden Rule Insurance Company, World Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — provides agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.
•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies.
•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests.

•	Agent advances — with the major medical products we represent, agents are entitled to three to nine months of advance commissions either funded by AHCP or our insurance carrier partner. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.
•	Home office support — this includes agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.
Our strategy for the Insurance Marketing Division is to:
•	Continue working with insurance carriers in the development of proprietary products for our agents to represent and offer;
•	Expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and
•	Enhance our e-agent platforms in order to better serve our existing agents and improve attraction to new agents to sell plans we represent.
The revenue of our Insurance Marketing Division is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Revenue attributable to our Insurance Marketing Division was approximately $4.6 million (34% of total revenue) and $9.7 million (35% of total revenue) during the three and six months ended March 31, 2011, respectively compared to $4.9 million (37% of total revenue) and $10.4 million (39% of total revenue) during the three and six months ended March 31, 2010, respectively. We estimate we had 24,830 and 25,200 policies in force as of March 31, 2011 and September 30, 2010, respectively.
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Law) was enacted on March 30, 2010. Beginning in August 2010 insurers were required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to changes to required coverage, elimination of most preexisting condition exclusions, and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels so that 80% of the premium is utilized for claims on medical services and related expenses (85% for group health). The law requires certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The Health Care Reform Act has had an impact on the products we offer and has changed the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Act, commissions on the sale of individual major medical insurance policies were reduced in January 2011. This will result in a reduction in our revenue related to the sale of major medical policies. Because most of our commission revenue is ultimately paid to our agents the reduction in revenue has not caused a reduction in our profitability in the same proportion. The reduction in commission may cause our agents to stop selling health insurance and cause them to sell other insurance products to make up for the loss of these commissions.
In response, we are endeavoring to expand the portfolio of health related insurance products that we provide to our agents. We expect these new and expanded products will furnish our agents a means to mitigate the possible financial impact that resulted from the Health Care Reform Act.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to the financial statements. Certain significant estimates are required in the evaluation of goodwill for impairment and intangible assets for amortization, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.

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
Intangible assets, other than goodwill, acquired on April 1, 2009 as part of Access Plans USA acquisition were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $232,500 for each of the six month periods ended March 31, 2011 and 2010.
Customer lists acquired in acquisitions are capitalized and amortized over the estimated useful lives of the customer lists.
Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $250,002 for each of the six month periods ended March 31, 2011 and 2010.
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
Wholesale and Retail Plans Division— membership fees are paid to us on a weekly, monthly or annual basis and fees paid in advance are recorded as deferred revenue and recognized monthly over the applicable membership term. Our wholesale and private label partners bill their customers for the membership fees and periodically remit our portion of the fees to us. For our retail members that are billed directly, the billed amount is collected by electronic charge to the member’s credit card, automated clearinghouse or electronic check.
Our membership offerings require us to provide a package of benefits to their enrolled customers. We are responsible for member fulfillment, customer service and contract with multiple third party suppliers that have established national networks of service providers which have agreed to provide discounts to our members. We determine the price of our membership plans based on the services our customers have selected to provide to their enrolled customers. We determine the specifications of the service and contract with multiple suppliers for these services.
Insurance Marketing Division — revenue reflects commissions and fees reported to us by insurance companies for policies sold by the division’s agents. Revenue is based on commission percentages of premium that are negotiated with each carrier and the amount earned is determined by the amount of commissionable premium collected by the carrier. Our commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Commissions and fees collected are recognized as earned on a monthly basis until the underlying insurance contract is reported to the division as terminated. Revenue also includes interest income and fees earned on commissions advanced to the division’s agents.

Our Insurance Marketing Division (“IMD”) has full latitude to select the carriers and the products that it markets via its sub-agents. IMD identifies a need and finds a carrier who has an existing product that fills this need. IMD negotiates contracts with carriers and with associations to represent their products and within the contractual terms has the ability to discontinue product and/or carrier representation at its discretion. IMD provides recommendations in product design and the carrier has the ultimate responsibility for establishing the product specifications. IMD identifies and implements ongoing customer service activities with both customers and insurance agents.
IMD is the primary obligor in regard to the commission with the insurance agents. IMD holds the Master General Agent agreement with each carrier, contracting agents to market the carriers’ products. The agents are contracted directly to IMD and the carrier has no direct obligation to pay the agent. IMD also receives advanced commissions from certain carriers that IMD has full repayment responsibility for. The carriers have no recourse from the agent for these advances as there is no direct contractual relationship between the carrier and the agent.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances are subject to repayment back to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted average life of the policies sold which currently approximates 18 months. Policy acquisition costs, principally lead and marketing credits, are capitalized and amortized over the same weighted average life, to the extent these deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
Commission Expense
Commission expense is based on the applicable rates applied to membership revenues billed or insurance commissions collected, and are recognized as incurred on a monthly basis until the underlying program member or insurance policy is terminated.
The Insurance Marketing Division advances agent commissions, up to nine months, for certain insurance programs. The advance commissions to our agents are funded partly by the insurance carriers we represent and partly by us. These commissions advanced to agents are reflected on our balance sheet as advanced agent commissions. Collection of the commissions advanced (plus accrued interest and fees) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, the division seeks to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.
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
The Retail Plans Division advances agent commissions for certain retail plan programs. The advance commissions to our agents are funded by us and are reflected on the balance sheet as advanced agent commissions. Collection of the commissions advanced is accomplished by predetermined sales quotas that must be attained prior to the payment of additional commissions. In the event of early termination of the program, the division recovers the unpaid advance balance by withholding amounts earned by the agent on the memberships upon which the advance was made. In addition, certain membership persistency levels must be maintained.
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 became effective for the Company beginning January 1, 2011 and did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 effective for us September 30, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
Results of Operations
Introduction
We are a provider of consumer membership plans and, healthcare savings membership plans and a marketer of individual major medical health insurance products. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents.
The following table sets forth selected results of our operations for the three months ended March 31, 2011 and 2010. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans operating segment includes the operations from our healthcare and membership savings plans designed to serve those markets other than the rent to own market. The Insurance Marketing operating segment offers and sells individual major medical health insurance products and related benefit plans. The Corporate operating segment includes compensation and other expenses for individuals performing services for administration of overall operations of the Company at its holding company level.

The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Net revenues	$13,781	$13,461	2%	$28,057	$26,763	5%
Direct costs	8,143	9,461	(14%)	16,936	18,261	(7%)
Operating expenses	2,558	2,738	(7%)	5,537	5,605	(1%)

Operating income	3,080	1,262	144%	5,584	2,897	93%
Net other income (expense)	(2)	(18)	(89%)	1	39	(97%)

Income before income taxes	3,078	1,244	147%	5,585	2,936	90%
Income taxes, net	1,207	509	137%	2,203	1,304	69%

Net income	$1,871	$735	155%	$3,382	$1,632	107%

The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Net revenues — by segment
Wholesale Plans	$6,316	$5,637	12%	$12,369	$10,775	15%
Retail Plans (a)	4,276	4,129	4%	8,850	8,010	10%
Insurance Marketing	4,630	4,949	(6%)	9,695	10,424	(7%)
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,441)	(1,254)	15%	(2,857)	(2,446)	17%

Total	$13,781	$13,461	2%	$28,057	$26,763	5%

Gross margin — by segment
Wholesale Plans	$2,278	$1,033	121%	$4,590	$2,253	104%
Retail Plans (a)	2,634	2,102	25%	5,034	4,339	16%
Insurance Marketing	726	865	(16%)	1,497	1,911	(22%)
Corporate (holding company)	—	—	—	—	—	—

Total	$5,638	$4,000	41%	$11,121	$8,503	31%

Operating income — by segment
Wholesale Plans	$1,846	$514	259%	$3,657	$1,221	200%
Retail Plans (a)	1,742	945	84%	2,980	1,880	59%
Insurance Marketing	73	67	9%	108	323	(66%)
Corporate (holding company)	(581)	(264)	(120%)	(1,161)	(527)	(121%)

Total	$3,080	$1,262	144%	$5,584	$2,897	93%

(a)	Gross of intercompany eliminations
Discussion of Three Months Ended March 31, 2011 and 2010
Net revenues increased $0.3 million (a 2% increase) during the three months ended March 31, 2011 (“the 2011 2nd quarter”), compared with the three months ended March 31, 2010 (the “2010 2nd quarter”) to $13.8 million from $13.5 million in 2010. The increase in net revenues was primarily due to:
•	Growth in our Wholesale Plans Division of approximately $0.7 million attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients;(see the “Segment Discussion Analysis” below for additional information);
•	Growth in our Retail Plans Division of approximately $0.1 million attributable to new business implemented beginning in the second quarter of 2010 (see the “Segment Discussion Analysis” below for additional information);

•	Our Insurance Marketing Division experienced a decrease of $0.3 million attributable to the minimum loss ratio requirement in the Health Care Reform Act which reduced our commissions on individual major medical insurance policies effective in January 2011 and two of our contracted insurance carriers that ceased sales of new major medical insurance policies (see the “Segment Discussion Analysis” below for additional information); and
•	Other decreases of $0.2 million.
Direct costs decreased $1.4 million (a 14% decrease) during the 2011 2nd quarter compared with the 2010 2nd quarter to $8.1 million from $9.5 million in 2010. The decrease in direct costs was primarily due to:
•	Our Wholesale Plans Division direct costs decreased $0.6 million primarily attributable to a decline in our product service expense and waiver reimbursements liability(see the “Segment Discussion Analysis” below for additional information);
•	Decrease in our Retail Plans Division direct costs of $0.4 million with $0.5 million attributable to a decline in commission expense relating to a decline in revenue for an existing client, offset by an increase of $0.1 million resulting from revenue growth for other clients(see the “Segment Discussion Analysis” below for additional information);
•	Our Insurance Marketing Division experienced a decrease in direct costs of $0.2 million attributable to lower revenues (see the “Segment Discussion Analysis” below for additional information); and
•	Other decreases of $0.2 million.
Operating expenses decreased $0.1 million (a 7% decrease) during the 2011 2nd quarter to $2.6 million from $2.7 million in the 2010 2nd quarter. The decrease was attributable to a decline in outside billing and customer service expenses and compensation expense due to a decline in personnel. See the “Segment Discussion Analysis” below for additional information.
Provision for income taxes, net increased by $0.7 million during the 2011 2nd quarter to $1.2 million from $0.5 million in the 2010 2nd quarter. The increase was attributable to an increase in pretax income.
Net income increased $1.2 million (a 155% increase) to approximately $1.9 million during the 2011 2nd quarter compared to $0.7 million during the 2010 2nd quarter.

Segment Discussion Analysis
Wholesale Plans Division
Selected Operating Metrics
($ in thousands except member data)

	For the Three Months Ended March 31,
	2011	2010	% Change

Results of operations

Net revenues	$6,316	$5,637	12%
Direct costs	4,038	4,604	(12%)
Operating expenses	432	519	(17%)

Operating income	$1,846	$514	259%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	64%	82%	(18%)
Operating expenses	7%	9%	(2%)
Operating income	29%	9%	20%

Member count at March 31,	671,368	618,146	9%
Net revenues increased $0.7 million (a 12% increase) during the 2011 2nd quarter to $6.3 million from $5.6 million during the 2010 2nd quarter. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs decreased $0.6 million (a 12% decrease) during the 2011 2nd quarter to $4.0 million from $4.6 million during the 2010 2nd quarter. The decrease was primarily attributable to the following:
•	Lower product service expense resulting from lower repair and replacement cost for electronics; and
•	A decrease in client’s waiver of rental payment expense due to a decline in the level of national unemployment.
We enter into contractual arrangements to administer certain membership programs for clients, primarily in the rental-purchase industry. For approximately 3,100 (78%) of our point-of-sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are related to product service expenses and the client’s waiver of rental payments under defined circumstances including circumstances when the client’s customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future.
Operating expenses decreased $0.1 million during the 2011 2nd quarter to $0.4 million from $0.5 million during the 2010 2nd quarter. The decrease was a result of a reclassification of compensation expense of approximately $0.04 million to the Corporate operating segment during the 2011 2nd quarter.
Operating income increased $1.3 million (a 259% increase) during the 2011 2nd quarter to $1.8 million from $0.5 million during the 2010 2nd quarter.

Retail Plans Operating Segment
Selected Operating Metrics
($ in thousands except member data)

	For the Three Months Ended March 31,
	2011	2010	% Change
Results of operations
Net revenues (a)	$4,276	$4,129	4%
Direct costs	1,641	2,027	(19%)
Operating expenses	892	1,157	(23%)

Operating income (a)	$1,742	$945	84%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	38%	49%	(11%)
Operating expenses	21%	28%	(7%)
Operating income	41%	23%	18%

Member count at March 31,	1,703,784	1,360,047	25%

(a)	Gross of intercompany eliminations
Net revenues increased $0.2 million (a 4% increase) during the 2011 2nd quarter to $4.3 million from $4.1 million during the 2010 2nd quarter. The increase in net revenues was primarily attributable to membership growth for new business implemented in the second quarter of 2010.
Direct costs decreased $0.4 million (a 19% decrease) during the 2011 2nd quarter to $1.6 million from $2.0 million during the 2010 2nd quarter. The decrease in direct costs was primarily attributable to a decline in commission expense of $0.5 million for an existing client whose revenue declined during the 2011 2nd quarter and offset by an increase of $0.1 million resulting from revenue growth from other clients.
Operating expenses decreased $0.3 million (a 23% decrease) to $0.9 million during the 2011 2nd quarter from $1.2 million during the 2010 2nd quarter. The decrease in operating expenses was primarily attributable to the reclassification of consulting, legal and public company fees of approximately $0.1 million to the Corporate operating segment during the 2011 2nd quarter. Other operating expenses decreased $0.2 million related to outside billing and customer service expenses for new business that began in the 2010 2nd quarter.
Operating income increased $0.8 million (an 84% increase) to $1.7 million during the 2011 2nd quarter from $0.9 million in the 2010 2nd quarter.

Insurance Marketing Operating Segment
Selected Operating Metrics
($ in thousands except agent and policy data)

	For the Three Months Ended March 31,
	2011	2010	% Change
Results of operations
Net revenues	$4,630	$4,949	(6%)
Direct costs	3,904	4,084	(4%)
Operating expenses	653	798	(18%)

Operating income	$73	$67	9%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	84%	83%	1%
Operating expenses	14%	16%	(2%)
Operating income	2%	1%	1%

Number of Agents	7,790	6,747	15%
Number of In-force Policies	24,830	24,304	2%
Net revenues decreased $0.3 million (a 6% decrease) during the 2011 2nd quarter to $4.6 million from $4.9 million during the 2010 2nd quarter. The decrease in net revenues was attributable to the minimum loss ratio requirement of the Health Care Reform Act that became effective in January 2011 which reduced our commissions on individual major medical insurance policies and a decline in net revenue due to two of our contracted insurance carriers that ceased sales of new major medical insurance policies.
Direct costs decreased $0.2 million (a 4% decrease) during the 2011 2nd quarter to $3.9 million from $4.1 million during the 2010 2nd quarter. The decrease in direct costs was attributable to the decline in net revenues.
Operating expenses decreased $0.1 million (an 18% decrease) to $0.7 million during the 2011 2nd quarter from $0.8 million during the 2010 2nd quarter. The decrease in operating expenses was attributable to a decrease in compensation expense and outsourced data services during the current fiscal quarter.
Operating income remained at $0.07 million during the 2011 and 2010 2nd quarter.
Corporate Operating Segment
Selected Operating Metrics
($ in thousands)

	For the Three Months Ended March 31,
	2011	2010	% Change
Results of operations
Net revenues	$—	$—	—
Direct costs	—	—	—
Operating expenses	581	264	120%

Operating income (loss)	$(581)	$(264)	(120%)

Operating expenses increased $0.3 million (a 120% increase) to $0.6 million during the 2011 2nd quarter from $0.3 million during the 2010 2nd quarter. The increase was attributable to the reclassification of expenses from the Wholesale and Retail Plans Divisions of approximately $0.2 million consisting of accounting, consulting and compensation expenses. The remaining $0.1 million was attributable to an increase in stock compensation expense for employees and independent members of our board of directors.

Discussion of Six Months Ended March 31, 2011 and 2010
Net revenues increased $1.3 million (a 5% increase) during the six months ended March 31, 2011 (“the 2011 period”), compared with the six months ended March 31, 2010 (the “2010 period”) to $28.1 million from $26.8 million in 2010. The increase in net revenues was primarily due to:
•	Growth in our Wholesale Plans Division of approximately $1.6 million attributable to new rent-to-own locations and growth in our existing contracts (see the “Segment Discussion Analysis” below for additional information);
•	Growth in our existing Retail Plans Division of approximately $0.8 million ( see the “Segment Discussion Analysis” below for additional information);
•	Our Insurance Marketing Division experienced a decrease of $0.7 million attributable to the minimum loss ratio requirement in the Health Care Reform Act that became effective inJanuary 2011 and a decline in net revenue due to two of our contracted insurance carriers that ceased sales of new major medical insurance policies(see the “Segment Discussion Analysis” below for additional information); and
•	Other decreases of $0.4 million.
Direct costs decreased $1.4 million (a 7% decrease) during the 2011 period to $16.9 million from $18.3 million in the 2010 period. The increase in direct costs was attributable to the following:
•	Our Wholesale Plans operating segment experienced a decrease of $0.7 million primarily related to our clients’ product service and waiver of rental payment expenses (see the “Segment Discussion Analysis” below for additional information);
•	An increase of $0.1 million in our existing Retail Plans Division due to an increase in revenue (see “Segment Discussion Analysis” below for additional information)
•	Our Insurance Marketing Division experienced a decrease in direct costs of $0.3 million attributable to lower revenues (see the “Segment Discussion Analysis” below for additional information);and
•	Other decreases of $0.5 million.
Operating expenses decreased $0.1 million (a 1% decrease) during the 2011 period to $5.5 million from $5.6 million in the 2010 period. The decrease in operating expenses was attributable to a decrease in compensation expense due to a reduction of employees primarily in our Insurance Marketing Division(see the “Segment Discussion Analysis” below for additional information.)
Net other income decreased $0.04 million during the 2011 period to $.001 million from $0.04 million during the 2010 period. The decrease was primarily attributable to income earned from the early retirement of notes payable to related parties during the period.
Provision for income taxes, net increased by $0.9 million during the 2011 period to $2.2 million from $1.3 million in the 2010 period.
Net income was approximately $3.4 million during the 2011 period compared to $1.6 million during the 2010 period (a 107% increase).

Wholesale Plans Division
Selected Operating Metrics
($ in thousands except member data)

	For the Six Months Ended March 31,
	2011	2010	% Change

Results of operations

Net revenues	$12,369	$10,775	15%
Direct costs (a)	7,780	8,522	(9%)
Operating expenses	933	1,032	(10%)

Operating income	$3,657	$1,221	200%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	63%	79%	(16%)
Operating expenses	7%	10%	2%
Operating income	30%	11%	19%

Member count	671,368	618,146	9%

(a)	Gross of intercompany eliminations
Net revenues increased $1.6 million (a 15% increase) during the 2011 period to $12.4 million from $10.8 million during the 2010 period. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs decreased $0.7 million (a 9% decrease) during the 2011 period to $7.8 million from $8.5 million during the 2010 period. The decrease was primarily attributable to our clients’ product service and waiver of rental payment expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point of sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future.
Operating expenses decreased 10% to $0.09 million during the 2011 period when compared to the 2010 period. The decrease was a result of a reclassification of compensation expense to the Corporate operating segment during the period.
Operating income increased $2.5 million (a 200% increase) during the 2011 period to $3.7 million from $1.2 million in the 2010 period.

Retail Plans Operating Segment
Selected Operating Metrics
($ in thousands except member data)

	For the Six Months Ended March 31,
	2011	2010	% Change
Results of operations
Net revenues (a)	$8,850	8,010	10%
Direct costs	3,815	3,671	4%
Operating expenses	2,054	2,459	(16%)

Operating income	$2,980	1,880	59%

Percent of revenue
Net revenues
Direct costs	100%	100%	—
Operating expenses	43%	46%	(3%)
Operating income	23%	31%	(8%)
	34%	23%	11%
Member count	1,703,784	1,360,047	25%

(a)	Gross of intercompany eliminations
Net revenues increased $0.8 million (a 10% increase) during the 2011 period to $8.8 million from $8.0 million during the 2010 period. The increase in net revenues was attributable to new business implemented in the second quarter of 2010 of $0.5 million and existing client growth of $0.3 million.
Direct costs increased $0.1 million (a 4% increase) during the 2011 period to $3.8 million from $3.7 million during the 2010 period. The increase in direct costs was attributable to net revenue growth.
Operating expenses decreased $0.4 million (a 16% decrease) to $2.1 million during the 2011 period from $2.5 million during the 2010 period. The decrease was primarily attributable to the reclassification of consulting, legal and public company fees to the Corporate operating segment during the 2011 period.
Operating income increased $1.1 million (a 59% increase) to $3.0 million during the 2011 period from $1.9 million in the 2010 period.

Insurance Marketing Operating Segment
Selected Operating Metrics
($ in thousands except agent and insurance data)

	For the Six Months Ended
	2011	2010	% Change
Results of operations
Net revenues	$9,695	$10,424	(7%)
Direct costs	8,197	8,513	(4%)
Operating expenses	1,389	1,588	(13%)

Operating income	$108	$323	(66%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	85%	82%	3%
Operating expenses	14%	15%	(1%)
Operating income	1%	3%	(2%)

Number of agents	7,790	6,747	15%
Number of in-force policies	24,830	24,304	2%
Net revenues decreased $0.7 million (a 7% decrease) during the 2011 period to $9.7 million from $10.4 million during the 2010 period. The decrease was attributable to the minimum loss ratio requirement in the Health Care Reform Act that became effective in January 2011 which reduced our commissions on individual major medical insurance policies and a decline in net revenue due to two of our contracted insurance carriers that ceased sales of new major medical insurance policies.
Direct costs decreased $0.3 million (a 4% decrease) during the 2011 period to $8.2 million from $8.5 million during the 2010 period. The decrease in direct costs was attributable to the decrease in net revenues.
Operating expenses decreased $0.2 million (a 13% decrease) to $1.4 million during the 2011 period from $1.6 million during the 2010 period. The decrease in operating expenses was attributable to a decrease in compensation expense and outsourced data services during the during the 2011 period.
Operating income decreased $0.2 million (a 66% decrease) to $0.1 million during the 2011 period from $0.3 million during the 2010 period.

Corporate Operating Segment
Selected Operating Metrics
($ in thousands)

	For the Six Months Ended March 31,
	2010	2009	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	1,162	527	121%

Operating income (loss)	$(1,162)	$(527)	(121%)

Operating expenses increased $0.7 million (a 121% increase) to $1.2 million during the 2011 period from $0.5 million during the 2010 period. The increase was attributable to:
•	Reclassification of expenses from the Wholesale and Retail Plans Divisions of approximately $0.5 million consisting of accounting, legal and compensation expenses;
•	Stock compensation expense for employees and outside board of directors of $0.1 million; and
•	Compensation expense of $0.1 million related to salary increases for existing employees.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash of $8.9 million and $5.4 million at March 31, 2011 and September 30, 2010, respectively. Our working capital was $9.8 million at March 31, 2011 compared to $5.7 million at September 30, 2010. The improvement of $4.1 million was due to the following:
•	Cash, net of restricted cash increased $2.9 million attributable to net income and a decrease in restricted cash;
•	Notes payable decreased $0.4 million due to the full repayment of the CFG and Loyal loans paid in full in March 2011 and December 2010, respectively (see Note 7. Other Borrowings to the financial statements appearing above);
•	Other accrued liabilities decreased $0.4 million attributable to income taxes payable of $0.3 million and other accrued liabilities of $0.1 million;
•	Advanced agency commissions decreased $2.0 million which was offset by a decrease of $2.2 million for unearned commissions. The change was attributable to a reduction of commission payments and shortened advancing periods to our agents in our Insurance Marketing Division;
•	Waiver reimbursements liability decreased $0.2 million due to a reduction of product service and waiver reimbursements expenses;
•	Accounts receivable increased $0.3 million due to revenue growth; and
•	Other decreases of $0.1 million.

Cash provided by operating activities was $3.3 million for the six months ended March 31, 2011 compared to $1.9 million for the same period in 2010. The increase of $1.4 million was attributable to:
•	An increase in net income of $1.8 million; and
•	Accounts receivable decreased $0.4 million due to the decrease in revenue for our Insurance Marketing Division.
Cash provided by investing activities increased by $0.4 million to $0.6 million for the six months ended March 31, 2011 from $0.2 million for the same 2010 period. The increase of $0.4 million was primarily attributable to a decrease in restricted cash resulting from the settlement of the States General legal proceedings on October 27, 2009.
Cash used in financing activities decreased $1.3 million to $0.4 million for the six months ended March 31, 2011 from $1.7 million for the same 2010 period. The decrease of $1.3 million was attributable to:
•	Payments of related party term debt of $1.0 million during the 2010 period;
•	Acquisition of treasury stock of $0.5 million on October 27, 2009; and
•	Increase in other short term debt of $0.2 million during the 2010 period.
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
During the six months ended March 31, 2011 we did not have any risks associated with market risk sensitive instruments or portfolio securities.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer and other members of our management are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
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

Management’s Assessment of Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of March 31, 2011 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with U. S. generally accepted accounting principles.
During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Except as provided below, since our 2010 Annual Report for the year ended September 30, 2010 on Form 10-K there have been no new material legal proceedings, and there have been no material developments in legal proceedings reported by us in the 2010 Annual Report on Form 10-K. The following legal proceedings all involves the subsidiaries of Access Plans USA, Inc. which was acquired by us in a merger on April 1, 2009.
Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788. The Zermeno plaintiffs are former members of the Care Entrée discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under Section 445 of the California Health and Safety Code. That Section governs medical referral services. The plaintiffs’ also sought relief under Section 17200 of the Business and Professions Code, California’s Unfair Competition Law. On December 21, 2007, we received a favorable verdict based on the court’s finding that the Plaintiffs did not have standing to sue since they were no longer customers of Precis. The plaintiffs appealed and on December 23, 2009 the Court of Appeals reversed the trial court’s ruling on standing and remanded the case to the trial court for a ruling on the merits. On November 1, 2010 the Court issued a Statement of Decision in which it ruled that Section 445 applied to the Care Entrée program and that Section 445 had been violated. On January 21, 2011 the Court issued a judgment enjoining Defendants Precis, Inc. and The Capella Group Inc, and Defendants’ agents, employees and representatives, as of six months after the effective date of the injunction, from operating the Care Entrée program in the State of California as it pertains to referring people to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment. Defendants did not appeal the Judgment and, as a result, the effective date of the injunction is March 25, 2011. Although the Judgment will prevent the Defendants from offering certain discount medical programs in California, after analyzing the impact of the Judgment we do not believe that it will have a material effect on our financial condition.

ITEM 1A.	RISK FACTORS
Our risk factors are disclosed in its Annual Report on Form 10K for the year ended September 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS.
As part of the compensation agreements with our outside board of directors, 50,000 shares of unregistered common stock were issued in February 2011.

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

Access Plans, Inc.
May 13, 2011	By:	/s/ Danny Wright
Danny Wright
Chief Executive Officer (Principal Executive Officer)

May 13, 2011	By:	/s/ Brett Wimberley
Brett Wimberley
Chief Financial Officer (Principal Financial Officer)