Form 10-Q/A
period 2010-12-31
Access Plans Inc
filed 2011-05-31
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amended May 31, 2011)

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

Explanatory Note
Access Plans, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, initially filed with the Securities and Exchange Commission on February 11, 2011.
The following sections of this Form 10-Q/A have been amended:
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
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer and other members of our management are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
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