Form 10-K/A
period 2010-09-30
Access Plans Inc
filed 2011-06-24
CIK 1087216

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

ACCESS PLANS, INC.
FORM 10-K
Explanatory Note
Access Plans, Inc. is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2010, initially filed with the Securities and Exchange Commission on December 22,2010.
The following sections of this Form 10-K/A have been amended:
•	Compliance with Section 16(a) of the Exchange Act — was revised to disclose late reporting for Form 4 transactions.

•	The signature page date has been revised.

•	Exhibits 31.1, 31.2, 32.1 and 32.2 — were revised to reflect current certification dates.

ITEM 1.	BUSINESS.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the U.S. Securities and Exchange Commission reports of changes in ownership of our common stock held by them. Officers, directors and greater than 10% shareholders are also required to furnish us with copies of all forms they file under this regulation. The rules of the U.S. Securities and Exchange Commission require us to disclose late filings of stock transaction reports by our executive officers and directors. During the fiscal year ended September 30, 2010, some of our Directors and some of our executive officers failed timely to report their awards of stock options as detailed in the following chart:

Filer	Transaction Date	Number of Securities	Type of Securities
Bradley Denison	8/2/2010	500,000	Common Stock Options
Russell Cleveland	8/2/2010	5,000	Common Stock Options
Larry Gerdes	8/2/2010	5,000	Common Stock Options
Larry Gerdes	2/9/2010	5,000	Common Stock Options
French Hill	8/2/2010	5,000	Common Stock Options
David Huguelet	8/2/2010	100,000	Common Stock Options
Mark Kidd	2/9/2010	5,000	Common Stock Options
Mark Kidd	8/2/2010	5,000	Common Stock Options
Rita McKeown	8/2/2010	50,000	Common Stock Options
John Simonelli	2/9/2010	5,000	Common Stock Options
John Simonelli	8/2/2010	5,000	Common Stock Options
Although the filings for some of the above options were late with respect to the date the board approved the awards, they were not late with regard to when the option agreements were delivered to the recipient. For the remainder of the options there was a clerical misunderstanding that has now been corrected. Other than the named Directors and executive officers, based solely on a review of the copies of the reports furnished to us and representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% shareholders were complied with during the fiscal year ended September 30, 2010.
Although it is not our obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, we have adopted a policy requiring all Section 16 reporting persons to report to our Chief Financial Officer all trading activity in our common stock on the day of any trade to facilitate the timely filing of the reports of such trading activity with the U.S. Securities and Exchange Commission. The failure of any of our Directors or executive officers to timely report trading activities in our common stock or the award of restricted stock or stock options is a violation of our Code of Conduct and subject to violation waivers by our Board of Directors.

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

Access Plans, Inc.
June 24, 2011	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

June 24, 2011	By:	/s/ Brett Wimberley
Chief Financial Officer
(Principal Financial and Accounting Officer)