Form 10-Q/A
period 2010-12-31
Access Plans Inc
filed 2011-06-24
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amended June 24, 2011)

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

Explanatory Note

Access Plans, Inc. is filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, initially filed with the Securities and Exchange Commission on February 11, 2011.

The following sections of this Form 10-Q/A have been amended:

    •   Exhibits 31.1, 31.2, 32.1 and 32.2 – were revised to reflect revised certification dates.

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