Form 10-Q
period 2011-06-30
Access Plans Inc
filed 2011-08-15
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2011, 19,927,204 shares of the registrant’s common stock, $.001 par value were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Access Plans, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$11,931,056	$5,380,571
Restricted cash	213,081	786,871
Accounts receivable, net	3,881,976	4,429,885
Advanced agency commissions, net	2,027,095	4,619,814
Deferred income taxes	691,996	1,010,000
Prepaid expenses	24,568	69,987

Total current assets	18,769,772	16,297,128

Furniture, fixtures and equipment, net	188,432	327,560
Goodwill	4,376,339	4,376,339
Intangibles, net	2,287,066	3,010,823
Deferred income taxes	646,970	736,000
Other assets	66,486	103,722

Total assets	$26,335,065	$24,851,572

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,358,321	$907,586
Accrued commissions	481,241	582,729
Unearned commissions	2,174,312	4,571,883
Waiver reimbursement liability	644,300	846,600
Deferred revenue	243,710	857,942
Notes payable	—	352,298
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	2,018,393	2,352,486

Total current liabilities	7,086,277	10,637,524

Total liabilities	7,086,277	10,637,524

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,927,204 and 19,877,204 shares issued and outstanding, respectively	19,927	19,877
Additional paid-in-capital	11,385,598	11,259,020
Accumulated earnings	7,843,263	2,935,151

Total stockholders’ equity	19,248,788	14,214,048

Total liabilities and stockholders’ equity	$26,335,065	$24,851,572

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues	$13,077,323	$14,370,700	$41,134,518	$41,133,914
Direct costs	7,288,752	10,129,292	24,224,936	28,389,961

Gross profit	5,788,571	4,241,408	16,909,582	12,743,953

Marketing and sales expenses	429,510	589,933	1,352,776	1,794,051
General and administrative expenses	2,109,219	2,016,780	6,147,452	5,844,889
Depreciation and amortization	291,706	292,251	867,218	865,855

Operating income	2,958,136	1,342,444	8,542,136	4,239,158
Other income (expense):
Other income (expense)	—	(27,000)	—	40,444
Interest income	11,606	7,969	29,782	26,570
Interest (expense)	(886)	—	(17,683)	(47,140)

Total other income (expense):	10,720	(19,031)	12,099	19,874

Income before income taxes	2,968,856	1,323,413	8,554,235	4,259,032
Provision for income taxes
Current	1,279,196	104,498	3,238,822	1,046,028
Deferred tax (benefit)	164,153	270,565	407,301	632,850

Total provision for income taxes	1,443,349	375,063	3,646,123	1,678,878

Net income	$1,525,507	$948,350	$4,908,112	$2,580,154

Per share data:
Basic	$0.08	$0.05	$0.25	$0.13

Diluted	$0.07	$0.05	$0.24	$0.13

Average Shares Outstanding:
Basic	19,927,204	19,777,204	19,899,365	19,954,014

Diluted	20,998,280	20,009,146	20,618,795	20,134,261

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$4,908,112	$2,580,154
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	407,301	632,850
Depreciation and amortization	867,218	865,855
Amortization of loan discount to interest expense	—	38,643
Stock-based compensation	126,628	8,622
Gain on reduction in related party debt	—	(94,444)
Provision for losses on receivables	37,156	(11,852)
Gain on disposal of assets	3,792	—
Change in operating assets and liabilities:
Receivables	510,753	(1,320,992)
Advanced agency commissions	2,592,719	773,398
Prepaid expenses and other assets	82,387	115,709
Accounts payable	450,735	414,306
Accrued commissions	(101,489)	(68,372)
Unearned commissions	(2,397,571)	(829,019)
Deferred revenue	(614,232)	(21,626)
Claims and other accrued liabilities	(536,392)	(1,120,910)

Net cash provided by operating activities	6,337,117	1,962,322

Cash flows from investing activities
Decrease in restricted cash	573,790	275,219
Purchase of equipment	(8,125)	(112,910)

Net cash provided by investing activities	565,665	162,309

Cash flows from financing activities
Proceeds from short term debt	—	195,800
Payments of related party term debt	—	(1,030,348)
Payments on other debt	(352,297)	(513,287)
Purchase of treasury stock	—	(500,000)

Net cash (used in) financing activities	(352,297)	(1,847,835)

Net increase in cash and cash equivalents	6,550,485	276,796
Cash and cash equivalents at beginning of period	5,380,571	4,108,183

Cash and cash equivalents at end of period	$11,931,056	$4,384,979

See the accompanying notes to the condensed consolidated financial statements.

ACCESS PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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
All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the nine months ended June 30, 2011 and 2010 are of a normal, recurring nature.
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
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable and Credit Policies
Accounts receivable are presented net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $112,411 and $98,929, respectively, at June 30, 2011 and September 30, 2010. The Company recorded bad debt expense of $37,156 and $0, respectively for the nine months ended June 30, 2011 and 2010.
Advanced Agent Commissions
For the Company’s Insurance Marketing Division, the allowance for doubtful recoveries for advanced agent commissions is determined based primarily upon estimates of the recovery of future commissions expected to be earned by the insurance agents to whom advances are outstanding and, where applicable, the agents responsible for the management of those agents.
The allowance for doubtful recoveries reflects significant judgment regarding the estimates used in the determination of the allowance. Accordingly, subsequent actual results may differ from the assumptions and estimates utilized for the analysis at June 30, 2011.
Revenue Recognition
Revenue for each of our segments is presented on a gross basis. The Company contracts with its clients to offer the Company’s products to client’s consumers at a contractually agreed upon per member, per month rate, which is the amount of revenue recognized on a monthly basis. The Company’s clients determine their own markup above their contracted rate with us and that amount has no impact on our revenue.
The Company recognizes revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.

The Company’s revenue recognition varies based on source.
Wholesale Plans — The Wholesale Plans membership offerings are made primarily through Rental Purchase businesses to their customers as an incremental add-on sale to their rental of durable household merchandise. These businesses contract with us to provide a package of benefits to their enrolled customers that we support with member fulfillment and customer service. They pay us a per enrolled member fee per month.
The Wholesale Plans segment offers benefits that includes reimbursing the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with its customer) the client waives rental payments required of the customer under specifically defined and limited circumstances, including when the customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. These client reimbursements are expensed as incurred. See Note 9.
The product service costs relate to an element of some of the Company’s plan offerings in the Wholesale Plans division. This product service expense represents costs the Company incurs on the repair of household merchandise. Plan members that complete their rental purchase term and choose to continue on a month-to-month membership are entitled to repair or replacement of such merchandise by the dealer in cases of mechanical failure. The Company reimburses the dealer for these costs. This element of a member’s plan terminates 12 months following the member’s date of product ownership (12 months following the end of the member’s rental term) or at any time that the member does not maintain its month-to-month membership.
Retail Plans — The Retail Plans membership offerings are in conjunction with non-Rental Purchases businesses, direct to consumers via the internet or a multi-level marketing channel. The Company’s clients in this segment include insurance companies, household product retailers, pharmacies, employer groups, financial organizations and associations. Over half of the revenue of this segment is derived from membership plans whereby consumers make periodic membership payments directly to the Company generally on a monthly basis via credit card, debit card or ACH. The Company recognizes this revenue on a monthly basis. The remainder of revenue within this segment is derived from membership plan sales whereby the fees are collected by the Company’s clients or where the Company has contractual arrangements to provide administrative services for a membership offering.
Benefits and costs associated with our Wholesale and Retail Plans membership offerings are as follows:
•	Discount Medical — In order to deliver our discount medical membership offerings, the Company contracts with third parties that have established national networks of service providers which have agreed to provide discounts to the Company’s members. The Company pays the company that organized the network a per member, per month fee for the Company’s members to access the network of providers and the Company expense these fees on a monthly basis as incurred. The network service provider is responsible for funding the discounts to the Company’s members.
•	Insurance — For its insurance offerings, the Company contracts with a third party insurance company to provide the coverage the Company’s members have selected. Multiple insurance products are available and each product has a contractually agreed upon premium associated with it. The Company pays and expenses the premium for each member’s plan on a monthly basis. The third party insurance company is responsible for providing the coverage.
•	Automotive Discounts — The automotive service offerings are furnished by a third party provider whose services are outsourced to independent contractors of the provider. We pay the third party provider a per member, per month fee for its services. The third party provider is responsible for funding the services to its independent contractors.
•	Food and Entertainment and Other Miscellaneous Benefits — These services are also furnished by a third party provider who has established a network of 250,000 retail locations that has agreed to provide discounts to the Company’s members. The Company pays the third party provider a per member, per month fee for the Company’s members to access provider’s network of retail locations. Each retail location is responsible for funding the discounts to the Company’s members.

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
Unearned commissions comprise commission advances received from insurance carriers that are not yet earned or collected. These advances are subject to repayment to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted-average life of the policies sold, which currently approximates 18 months. Policy acquisition costs, principally lead and marketing credits, are capitalized and amortized over the same weighted-average life, to the extent the deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.
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

Fair Value of Financial Instruments
The carrying amounts reflected in the balance sheets for cash, cash equivalents, restricted cash, accounts receivable, advanced agency commissions, accounts payable and accrued expenses approximate the respective fair values due to the short-term maturities of those recorded items. The fair value of the notes payable approximates the recorded values because the stated rates are similar to rates currently available to the Company for debt with similar terms and maturities.
NOTE 4 — ADVANCED AGENT COMMISSIONS
Advanced agent commissions at June 30, 2011 and September 30, 2010 consist of:

	June 30, 2011	September 30, 2010
Advances funded by:
Insurance carriers	$2,174,147	$4,571,883
Specialty lending corporation	—	352,298
Self-funded	1,325,887	1,168,572

Sub-total	3,500,034	6,092,753
Allowance for doubtful recoveries	(1,472,939)	(1,472,939)

Advanced agent commissions, net	$2,027,095	$4,619,814

The allowance for doubtful recoveries for advanced agent commissions was determined based primarily upon estimates of the recovery of future commissions expected to be earned by the agents to whom advances are outstanding and, where applicable, the agents responsible for the management. The Company did not recognize any bad debt expense on advanced agent commissions during the nine month periods ended June 30, 2011 and 2010.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
The Company accounts for goodwill in accordance with FASB Topic 350, “Intangible-Goodwill and Other.” The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of goodwill and the recoverability of other intangible assets as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:
•	a significant decrease in the market value of an asset;
•	a significant adverse change in the extent or manner in which an asset is used; or
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.
The Company did not recognize an impairment expense related to intangible assets during the nine month periods ended June 30, 2011 and 2010. There were no changes in the carrying amount of goodwill during the nine month periods ended June 30, 2011 and 2010.
Goodwill allocated to each reportable segment consists of the following:

	June 30,	September 30
	2011	2010
Wholesale Plans	$455,000	$455,000
Retail Plans	2,816,027	2,816,027
Insurance Marketing	1,105,312	1,105,312

Total	$4,376,339	$4,376,339

Intangible assets consist of the following:

	Useful	June 30, 2011			September 30, 2010
	Life	Gross	Accumulated		Accumulated
	(Years)	Amount	Amortization	Net	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(2,166,684)	333,316	$(1,791,677)	$708,323

Access Plans USA
In-force books of business	5	1,200,000	(540,000)	660,000	(360,000)	840,000

Agency relationships	8	1,500,000	(421,875)	1,078,125	(281,250)	1,218,750

Proprietary programs	8	300,000	(84,375)	215,625	(56,250)	243,750

Total		$5,500,000	$(3,213,930)	$2,287,066	$(2,489,177)	$3,010,823

Amortization expense for each of the nine month periods ended June 30, 2011 and 2010 was $724,753.
NOTE 6 — SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes for the nine months ended June 30, 2011 and 2010 are as follows:

	2011	2010

Interest expense paid	$8,064	$54,818
Income taxes paid	$3,666,024	$1,637,323
NOTE 7 — OTHER BORROWINGS
During March 2008, Access Plans USA, Inc. obtained an installment loan of $1,605,000 from Commission Funding Group (CFG), a specialty lending corporation, requiring monthly interest and principal installments. The CFG loan was paid in full in March 2011. Principal and interest payments on this loan were $302,744 and $8,064, respectively, for the nine months ended June 30, 2011.
In January 2010, America’s Healthcare/Rx Plan Agency (AHCP) obtained a $195,800 loan from Loyal American Life Insurance Company (Loyal). This loan was paid in full in December 2010. The loan represents AHCP’s unsecured obligations or advances from Loyal. Principal payments made on this loan were $49,554 for the nine months ended June 30, 2011.

NOTE 8 — INCOME TAXES
Components of income tax expense for the nine months ended June 30, 2011 and 2010 are as follows:

	2011	2010
Current income tax expense
Federal	$2,843,404	$1,106,053
State	395,418	(60,026)

Total current income tax expense	3,238,822	1,046,028

Deferred income tax (benefit)
Federal	395,868	566,960
State	11,433	65,890

Total deferred income tax (benefit)	407,301	632,850

Net income tax expense	$3,646,123	$1,678,878

NOTE 9 — WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer membership programs for its clients in the rental purchase industry that may include reimbursing the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with the client’s customer) the client waives rental payments required of the client’s customer under specifically defined and limited circumstances, including the situation when the customer becomes unemployed for a stated time period or when the Company’s client provides product service to its customer.
The life of the contracts subject to our reimbursement of clients for the waiver of rental payments and product service commitments is generally one week. The Wholesale Plans division clients in the rental purchase industry enter into agreements with their customers for the rental of merchandise that have a term equivalent to their scheduled payment period and for the majority of agreements that period is one week. The agreement is renewed weekly by the customer by making its scheduled weekly payment. The average length of a customer relationship under such an agreements lasts for four months as approximately 75% of the customers return the rented item within the four months, 17% exercise early purchase options and 8% rent for the full term and become owners. The customer may return the merchandise and terminate the rental agreement at any time without any future obligation.
Product service expense represents costs the Company incurs on the repair of household merchandise. Plan members that complete their rental purchase term and choose to continue their membership on a month-to-month basis are entitled to repair or replacement of such merchandise by the dealer in cases of mechanical failure. The Company reimburses the dealer for those costs. This element of a member’s plan terminates 12 months following their date of product ownership (12 months following the end of the member’s rental term) or at any time that the member does not maintain its month-to-month membership.
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

Balance at September 30, 2010	$846,600
Claims paid, 10/1/10 – 06/30/11	(2,593,623)
Claims accrued, 10/1/10 – 06/30/11	2,391,323

Balance at June 30, 2011	$644,300

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

The Company’s rent expense associated with this related party transaction was approximately $74,239 and $72,058 for the nine month periods ending June 30, 2011 and 2010, respectively.
NOTE 11 — SEGMENT REPORTING
The Company operates in four reportable business segments; a) Wholesale Plans; b) Retail Plans; c) Insurance Marketing; and d) Corporate (holding company).
Reportable business segment information follows.
The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Net revenues — by segment
Wholesale Plans	$6,424	$5,764	11%	$18,795	$16,539	14%
Retail Plans (a)	4,332	4,883	(11%)	13,182	12,893	2%
Insurance Marketing	3,815	5,017	(24%)	13,509	15,441	(13%)
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,494)	(1,293)	(16%)	(4,351)	(3,739)	(16%)

Total	$13,077	$14,371	(9%)	$41,135	$41,134	0%

Gross margin — by segment
Wholesale Plans	$2,393	$1,826	31%	$6,982	4,078	71%
Retail Plans (a)	2,747	1,685	63%	7,782	6,025	29%
Insurance Marketing	649	730	(11%)	2,146	2,641	(19%)
Corporate (holding company)	—	—	—	—	—	—

Total	$5,789	$4,421	31%	$16,910	12,744	33%

Operating income — by segment
Wholesale Plans	$1,942	$1,364	42%	$5,596	2,584	117%
Retail Plans (a)	1,800	443	306%	4,783	2,589	85%
Insurance Marketing	13	(49)	127%	122	275	(56%)
Corporate (holding company)	(797)	(416)	(92%)	(1,959)	(1,209)	(62%)

Total	$2,958	$1,342	120%	$8,542	4,239	102%

(a)	Gross of intercompany eliminations

	June 30,	September 30,
	2011	2010
Segment assets
Wholesale Plans	$28,723	$18,998
Retail Plans	32,652	26,369
Insurance Marketing	6,154	8,499
Corporate	(41,194)	(29,014)
Intercompany Eliminations	—	—

Total	$26,335	$24,852

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise indicated, the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” in this report refer collectively to Access Plans, Inc. and its subsidiaries and its executive officers and directors.
Overview
Our operations are currently organized under four segments:
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
We currently deliver membership plans to over 220 companies, including retail purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At June 30, 2011, our wholesale plans were offered at approximately 4,910 locations. Of the locations at June 30, 2011, 2,849 locations were Rent-A-Center owned locations operated under their brand, Rent-A-Center, Inc., a Nasdaq (symbol RCII) traded company. Rent-A-Center, Inc. is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $3.4 million (26% of total revenue) and $9.8 million (24% of total revenue) during the three and nine months ended June 30, 2011, respectively, compared to $3.1 million (21% of total revenue) and $8.8 million (21% of total revenue) during the three and nine months ended June 30, 2010, respectively. Revenue attributable to our Wholesale Plans Division accounted for $6.4 million (49% of total revenue) and $18.8 million (46% of total revenue) during the three and nine months ended June 30, 2011, respectively, compared to $5.8 million (40% of total revenue) and $16.5 million (40% of total revenue) during the three and nine months ended June 30, 2010, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which our plans are offered and the sales efforts of those locations. Although we have contracts with Rent-A-Center and other rent-to-own companies, loss of which, especially Rent-A-Center would or may have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors.

Retail Plans
Our Retail Plans Division offerings include healthcare savings plans, auto related discount plans and association memberships that are not insurance, but may provide insurance features and benefits. These membership savings plans allow members access to a variety of healthcare, auto related and retail merchant networks to obtain discounts from usual and customary fees or charges. Additionally, we offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insurance plans. Our members pay healthcare providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Revenue attributable to our Retail Plans Division was approximately $4.3 million (33% of total revenue) and $13.2 million (32% of total revenue) during the three and nine months ended June 30, 2011, respectively compared to $4.9 million (34% of total revenue) and $12.9 million (31% of total revenue) during the three and nine months ended June 30, 2010, respectively.
This division is comprised of the membership business of Alliance Healthcard, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). Capella is asubsidiary of Access Plans USA. PME is a subsidiary of Alliance HealthCard and also owns and manages proprietary networks of dental and vision providers that provide services at negotiated rates to certain members of our plans and other plans that have contracted with us for access to our networks.
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
America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short-term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,500 independent agents. Our primary carriers that we represent include Golden Rule Insurance Company, World Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — provides agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.
•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies.

•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests.
•	Agent advances — with the major medical products we represent, agents are entitled to three to nine months of advance commissions either funded by AHCP or our insurance carrier partner. Our ability to grow this segment depends, in part, on our continued access to working capital to fund these advances.
•	Home office support — this includes agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.
Our strategy for the Insurance Marketing Division is to:
•	Continue working with insurance carriers in the development of proprietary products for our agents to represent and offer;
•	Expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and
•	Enhance our e-agent platforms in order to better serve our existing agents and improve attraction to new agents to sell plans we represent.
The revenue of our Insurance Marketing Division is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Revenue attributable to our Insurance Marketing Division was approximately $3.8 million (29% of total revenue) and $13.5 million (33% of total revenue) during the three and nine months ended June 30, 2011, respectively, compared to $5.0 million (35% of total revenue) and $15.4 million (38% of total revenue) during the three and nine months ended June 30, 2010, respectively. We estimate we had 24,568 and 25,200 policies in force as of June 30, 2011 and September 30, 2010, respectively.
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Act) was enacted on March 30, 2010. Beginning in August 2010 insurers were required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to changes to required coverage, elimination of most preexisting condition exclusions, and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels so that 80% of premiums is utilized for claims on medical services and related expenses (85% for group health). The law requires certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The Health Care Reform Act has had an impact on the products we offer and has changed the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Act, commissions on the sale of individual major medical insurance policies were reduced in January 2011. This resulted in a reduction in our revenue related to the sale of major medical policies. Because most of our commission revenue is ultimately paid to our agents the reduction in revenue has not caused a reduction in our gross margin in the same proportion. The reduction in commission may cause our agents to stop selling health insurance and cause them to sell other insurance products to make up for the loss of these commissions.
In response, we are endeavoring to expand the portfolio of health related insurance products that we provide to our agents. We expect these new and expanded products will furnish our agents a means to mitigate the possible financial impact that resulted from the Health Care Reform Act.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to our financial statements. Certain significant estimates are required in the evaluation of goodwill for impairment and intangible assets for amortization, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.

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
Intangible assets, other than goodwill, acquired on April 1, 2009 as part of Access Plans USA acquisition were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. The related amortization expense was $348,750 for each of the nine month periods ended June 30, 2011 and 2010.
Customer lists acquired in acquisitions are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the lists. The related amortization expense was $375,003 for each of the nine month periods ended June 30, 2011 and 2010.
Stock Based Compensation
We measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the award date based on the fair value of the award and, when applicable, is recognized as expense on a straight-line basis over the requisite service or vesting period.
Revenue Recognition
We recognize revenue when four basic criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and,
•	Collectability is reasonably assured.
Our revenue recognition varies based on the revenue source.
Wholesale Plans — The Wholesale Plans membership offerings are made primarily through Rental Purchase businesses to their customers as an incremental add-on sale to their rental of durable household merchandise. These businesses contract with us to provide a package of benefits to their enrolled customers that we support with member fulfillment and customer service. They pay us a per enrolled member fee per month.
Retail Plans — The Retail Plans membership offerings are in conjunction with non-Rental Purchases businesses, direct to consumers via the internet or a multi-level marketing channel. The Company’s clients in this segment include insurance companies, household product retailers, pharmacies, employer groups, financial organizations and associations. Over half of the revenue of this segment is derived from membership plans whereby consumers make periodic membership payments directly to the Company generally on a monthly basis via credit card, debit card or ACH. The Company recognizes this revenue on a monthly basis. The remainder of revenue within this segment is derived from membership plan sales whereby the fees are collected by the Company’s clients or where the Company has contractual arrangements to provide administrative services for a membership offering.
Benefits and costs associated with our Wholesale and Retail Plans membership offerings are as follows:
•	Discount Medical — In order to deliver our discount medical membership offerings, the Company contracts with third parties that have established national networks of service providers which have agreed to provide discounts to the Company’s members. The Company pays the company that organized the network a per member, per month fee for the Company’s members to access the network of providers and the Company expense these fees on a monthly basis as incurred. The network service provider is responsible for funding the discounts to the Company’s members.

•	Insurance — For its insurance offerings, the Company contracts with a third party insurance company to provide the coverage the Company’s members have selected. Multiple insurance products are available and each product has a contractually agreed upon premium associated with it. The Company pays and expenses the premium for each member’s plan on a monthly basis. The third party insurance company is responsible for providing the coverage.
•	Automotive Discounts — The automotive service offerings are furnished by a third party provider whose services are outsourced to independent contractors of the provider. We pay the third party provider a per member, per month fee for its services. The third party provider is responsible for funding the services to its independent contractors.
•	Food and Entertainment and Other Miscellaneous Benefits — These services are also furnished by a third party provider who has established a network of 250,000 retail locations that has agreed to provide discounts to the Company’s members. The Company pays the third party provider a per member, per month fee for the Company’s members to access provider’s network of retail locations. Each retail location is responsible for funding the discounts to the Company’s members.
The Wholesale Plans segment also includes reimbursement of the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company is responsible for reimbursing the client when (under the terms of the agreement with its customer) the client waives rental payments required of the customer under specifically defined and limited circumstances, including when the customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. These client reimbursements are expensed as incurred. See Note 9.
The product service costs relate to an element of some of the Company’s plan offerings in the Wholesale Plans division. This product service expense represents costs the Company incurs on the repair of household merchandise. Plan members that complete their rental purchase term and choose to continue on a month-to-month membership are entitled to repair or replacement of such merchandise by the dealer in cases of mechanical failure. The Company reimburses the dealer for these costs. This element of a member’s plan terminates 12 months following the member’s date of product ownership (12 months following the end of the member’s rental term) or at any time that the member does not maintain its month-to-month membership.
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
IMD is the primary obligor in regard to the commission with the insurance agents. IMD holds the Master General Agent Agreement with each carrier, contracting agents to market the carriers’ products. The agents are contracted directly to IMD and the carrier has no direct obligation to pay the agent. IMD also receives advanced commissions from certain carriers that IMD has full repayment responsibility. The carriers have no recourse from the agent for these advances as there is no direct contractual relationship between the carrier and the agent.
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances are subject to repayment back to the carrier in the event that the policy lapses before the advanced commissions are earned and collected. Additionally, enrollment fees received are recorded as deferred revenue and amortized over the expected weighted-average life of the policies sold which currently approximates 18 months. Policy acquisition costs, principally lead and marketing credits, are capitalized and amortized over the same weighted-average life, to the extent these deferred costs do not exceed the related gross deferred revenue. Any excess costs are expensed as incurred.

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
Recent Accounting Pronouncements
In December 2010, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a material impact on our financial position, results of operations, cash flows and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and will become effective for us on September 30, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

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
The following table sets forth selected results of our operations for the three and nine months ended June 30, 2011 and 2010. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own retail stores. The Retail Plans operating segment includes the operations from our healthcare and membership savings plans designed to serve those markets other than the rent to own market. The Insurance Marketing operating segment offers and sells individual major medical health insurance products and related benefit plans. This operating segment includes compensation and other expenses for individuals performing services for administration of our overall operations at the holding company level.

The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Net revenues	$13,077	$14,371	(9%)	$41,135	$41,134	0%
Direct costs	7,289	10,129	(28%)	24,225	28,390	(15%)
Operating expenses	2,830	2,900	(2%)	8,368	8,505	2%

Operating income	2,958	1,342	120%	8,542	4,239	102%
Net other income (expense)	11	(19)	158%	12	20	(40%)

Income before income taxes	2,969	1,323	124%	8,554	4,259	101%
Income taxes, net	1,443	375	285%	3,646	1,679	117%

Net income	$1,526	$948	61%	$4,908	$2,580	90%

The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Net revenues — by segment
Wholesale Plans	$6,424	$5,764	11%	$18,795	$16,539	14%
Retail Plans (a)	4,332	4,883	(11%)	13,182	12,893	2%
Insurance Marketing	3,815	5,017	(24%)	13,509	15,441	(13%)
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,494)	(1,293)	(16%)	(4,351)	(3,739)	(16%)

Total	$13,077	$14,371	(9%)	$41,135	$41,134	0%

Gross margin — by segment
Wholesale Plans	$2,393	$1,826	31%	$6,982	4,078	71%
Retail Plans (a)	2,747	1,685	63%	7,782	6,025	29%
Insurance Marketing	649	730	(11%)	2,146	2,641	(19%)
Corporate (holding company)	—	—	—	—	—	—

Total	$5,789	$4,421	31%	$16,910	12,744	33%

Operating income — by segment
Wholesale Plans	$1,942	$1,364	42%	$5,596	2,584	117%
Retail Plans (a)	1,800	443	306%	4,783	2,589	85%
Insurance Marketing	13	(49)	127%	122	275	(56%)
Corporate (holding company)	(797)	(416)	(92%)	(1,959)	(1,209)	(62%)

Total	$2,958	$1,342	120%	$8,542	4,239	102%

(a)	Gross of intercompany eliminations

Discussion of Three Months Ended June 30, 2011 and 2010
Net revenues decreased $1.3 million (a 9% decrease) during the three months ended June 30, 2011 (“the 2011 3rd quarter”), compared with the three months ended June 30, 2010 (the “2010 3rd quarter”) to $13.1 million from $14.4 million in 2010. The decrease in net revenues was primarily due to:
•	Growth in our Wholesale Plans Division of approximately $0.7 million attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients; (see the “Segment Discussion Analysis” below for additional information);
•	A decrease in our Retail Plans Division of approximately $0.6 million attributable to lower volumes of new member enrollments for a small portion of our existing clients (see the “Segment Discussion Analysis” below for additional information);
•	Our Insurance Marketing Division experienced a decrease of $1.2 million attributable to the minimum loss ratio requirement in the Health Care Reform Act which reduced our commissions on individual major medical insurance policies effective in January 2011 and two of our contracted insurance carriers that ceased sales of new major medical insurance policies (see the “Segment Discussion Analysis” below for additional information); and
•	Other decreases of $0.2 million.
Direct costs decreased $2.8 million (a 28% decrease) during the 2011 3rd quarter compared with the 2010 3rd quarter to $7.3 million from $10.1 million in 2010. The decrease in direct costs was primarily due to:
•	Our Wholesale Plans Division direct costs decreased $0.1 million primarily attributable to a decline in our product service expense (see the “Segment Discussion Analysis” below for additional information);
•	Our Retail Plans Division direct costs decreased $1.6 million with $1.8 million attributable to reduced amounts of advanced commissions as a result of lower volumes of new member enrollments (see the “Segment Discussion Analysis” below for additional information); and
•	Our Insurance Marketing Division experienced a decrease in direct costs of $1.1 million attributable to lower revenues (see the “Segment Discussion Analysis” below for additional information).
Operating expenses decreased $0.1 million (a 2% decrease) during the 2011 3rd quarter to $2.8 million from $2.9 million in the 2010 3rd quarter. The decrease was attributable to a decline in outside billing and customer service expenses and compensation expense due to a decline in personnel. See the “Segment Discussion Analysis” below for additional information.
Provision for income taxes, net increased by $1.0 million during the 2011 3rd quarter to $1.4 million from $0.4 million in the 2010 3rd quarter. The increase was attributable to an increase in pretax income.
Net income increased $0.6 million (a 61% increase) to approximately $1.5 million during the 2011 3rd quarter compared to $0.9 million during the 2010 3rd quarter.

Segment Discussion Analysis
Wholesale Plans Division
Selected Operating Metrics

	For the Three Months Ended June 30,
($ in thousands except member data)	2011	2010	% Change
Results of operations

Net revenues	$6,424	$5,764	11%
Direct costs	4,031	3,939	2%
Operating expenses	451	462	(2%)

Operating income	$1,942	$1,363	42%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	63%	68%	(5%)
Operating expenses	7%	8%	(1%)
Operating income	30%	24%	6%

Member count at June 30,	651,563	626,155	4%
Net revenues increased $0.6 million (an 11% increase) during the 2011 3rd quarter to $6.4 million from $5.8 million during the 2010 3rd quarter. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.
Direct costs increased $0.1 million (a 2% increase) during the 2011 3rd quarter to $4.0 million from $3.9 million during the 2010 3rd quarter. This increase was primarily attributable to revenue growth and lower product service expense resulting from lower repair and replacement costs of consumer electronics.
We enter into contractual arrangements to administer membership programs for clients in the rent-to-own industry. For approximately 3,100 (78%) of rent-to-own locations the administration duties may include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses were related to product service expenses and the client’s waiver of rental payments under defined circumstances including circumstances when the client’s customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future.
Operating expenses remained unchanged at $0.5 million during the 2011 and 2010 third quarters.
Operating income increased $0.5 million (a 42% increase) during the 2011 3rd quarter to $1.9 million from $1.4 million during the 2010 3rd quarter.

Retail Plans Operating Segment
Selected Operating Metrics

	For the Three Months Ended June 30,
($ in thousands except member data)	2011	2010	% Change
Results of operations
Net revenues (a)	$4,332	$4,883	(11%)
Direct costs	1,585	3,197	(50%)
Operating expenses	947	1,243	(24%)

Operating income (a)	$1,800	$443	306%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	37%	65%	(28%)
Operating expenses	22%	25%	(3%)
Operating income	42%	9%	33%

Member count at June 30,	1,690,892	1,561,345	8%

(a)	Gross of intercompany eliminations
Net revenues decreased $0.6 million (an 11% decrease) during the 2011 3rd quarter to $4.3 million from $4.9 million during the 2010 3rd quarter. The decrease in net revenues was due to lower volumes of new member enrollments related to a small portion of our existing clients.
Direct costs decreased $1.6 million (a 50% decrease) during the 2011 3rd quarter to $1.6 million from $3.2 million during the 2010 3rd quarter. The decrease in direct costs was primarily attributable to:
•	a decrease in advanced commission expense of $1.2 million as a result of lower volumes of new member enrollments; and
•	a decrease of $0.4 million for network & fulfillment expenses also related to lower volumes of new member enrollments.
Operating expenses decreased $0.3 million (a 24% decrease) to $0.9 million during the 2011 3rd quarter from $1.2 million during the 2010 3rd quarter. The decrease in operating expenses was primarily attributable to outside billing and customer service expenses for new business that began in the 2010 3rd quarter.
Operating income increased $1.4 million (a 306% increase) to $1.8 million during the 2011 3rd quarter from $0.4 million in the 2010 3rd quarter.

Insurance Marketing Operating Segment
Selected Operating Metrics

	For the Three Months Ended June 30,
($ in thousands except agent and policy data)	2011	2010	% Change
Results of operations
Net revenues	$3,815	$5,017	(24%)
Direct costs	3,166	4,286	(26%)
Operating expenses	636	780	(18%)

Operating income (loss)	$13	$(49)	127%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	83%	85%	(2%)
Operating expenses	17%	16%	1%
Operating income (loss)	0%	(1%)	1%

Number of Agents	7,500	7,757	(3%)
Number of In-force Policies	24,568	24,899	(1%)
Net revenues decreased $1.2 million (a 24% decrease) during the 2011 3rd quarter to $3.8 million from $5.0 million during the 2010 3rd quarter. The decrease in net revenues was attributable to the minimum loss ratio requirement of the Health Care Reform Act that became effective in January 2011 which reduced our commissions on individual major medical insurance policies and a decline in net revenue due to two of our contracted insurance carriers discontinuing the sale of new major medical insurance policies.
Direct costs decreased $1.1 million (a 26% decrease) during the 2011 3rd quarter to $3.2 million from $4.3 million during the 2010 3rd quarter. The decrease in direct costs was attributable to the decline in net revenues.
Operating expenses decreased $0.2 million (an 18% decrease) to $0.6 million during the 2011 3rd quarter from $0.8 million during the 2010 3rd quarter. The decrease in operating expenses was attributable to a decrease in compensation expense and outsourced data services during the 2011 3rd quarter.
Operating income increased to $0.013 million during the 2011 3rd quarter from a loss of $0.049 million during the 2010 3rd quarter.
Corporate Operating Segment
Selected Operating Metrics

	For the Three Months Ended June 30,
($ in thousands)	2011	2010	% Change
Results of operations
Net revenues	$—	$—	—
Direct costs	—	—	—
Operating expenses	799	416	92%

Operating income (loss)	$(799)	$(416)	(92%)

Operating expenses increased $0.4 million (a 92% increase) to $0.8 million during the 2011 3rd quarter from $0.4 million during the 2010 3rd quarter. The increase was attributable to the reclassification of expenses from the Retail Plans Division of approximately $0.1 million consisting of legal and consulting expense. The remaining $0.3 million was attributable to an increase in compensation expense for existing employees primarily due to anticipated fiscal year end incentive plan compensation.

Discussion of Nine Months Ended June 30, 2011 and 2010
Net revenues remained unchanged at $41.1 million during the nine months ended June 30, 2011 and 2010. However, there were changes within each operating segment as described below:
•	Growth in our Wholesale Plans Division of approximately $2.3 million attributable to new rent-to-own locations and growth in our existing contracts (see the “Segment Discussion Analysis” below for additional information);
•	Growth in our existing Retail Plans Division of approximately $0.3 million (see the “Segment Discussion Analysis” below for additional information);
•	Our Insurance Marketing Division experienced a decrease of $1.9 million attributable to the minimum loss ratio requirement in the Health Care Reform Act that became effective in January 2011 and a decline in net revenue due to two of our contracted insurance carriers that ceased sales of new major medical insurance policies (see the “Segment Discussion Analysis” below for additional information); and
•	Other decreases of $0.7 million related to intercompany revenues.
Direct costs decreased $4.2 million (a 15% decrease) during the 2011 period to $24.2 million from $28.4 million in the 2010 period. The increase in direct costs was attributable to the following:
•	Our Wholesale Plans Division experienced a decrease of $0.7 million primarily related to our clients’ product service and waiver of rental payment expenses (see the “Segment Discussion Analysis” below for additional information);
•	A decrease of $1.5 million in our existing Retail Plans Division due to a decline in advanced commission expense as a result of lower volumes of new member enrollments (see “Segment Discussion Analysis” below for additional information);
•	Our Insurance Marketing Division experienced a decrease in direct costs of $1.4 million attributable to lower revenues (see the “Segment Discussion Analysis” below for additional information);and
•	Other decreases of $0.6 million.
Operating expenses decreased $0.1 million (a 2% decrease) during the 2011 period to $8.4 million from $8.5 million in the 2010 period. The decrease in operating expenses was attributable to a decrease in compensation expense due to a reduction of employees primarily in our Insurance Marketing Division (see the “Segment Discussion Analysis” below for additional information.)
Net other income had a slight decline of $.008 million during the 2011 period.
Provision for income taxes, net increased by $1.9 million during the 2011 period to $3.6 million from $1.7 million in the 2010 period due to growth in net income before taxes and the 2010 income taxes having been reduced by tax refunds of $.5 million.
Net income was approximately $5.0 million during the 2011 period compared to $2.6 million during the 2010 period (a 90% increase).

Wholesale Plans Division
Selected Operating Metrics

	For the Nine Months Ended June 30,
($ in thousands except member data)	2011	2010	% Change
Results of operations

Net revenues	$18,795	$16,539	14%
Direct costs (a)	11,813	12,461	(5%)
Operating expenses	1,386	1,493	(7%)

Operating income	$5,596	$2,585	116%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	63%	75%	(12%)
Operating expenses	7%	9%	(2%)
Operating income	30%	16%	14%

Member count	651,563	626,155	4%

(a)	Gross of intercompany eliminations
Net revenues increased $2.3 million (a 14% increase) during the 2011 period to $18.8 million from $16.5 million during the 2010 period. The increase in net revenues related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from previously existing locations.
Direct costs decreased $0.7 million (a 5% decrease) during the 2011 period to $11.8 million from $12.5 million during the 2010 period. The decrease was primarily attributable to our clients’ product service and waiver of rental payment expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rent-to-own industry. For approximately 3,100 (78%) of the rent-to-own locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future.
Operating expenses decreased 7% to $1.4 million during the 2011 period when compared to the 2010 period. The decrease was the result of a reclassification of compensation expense to the Corporate operating segment during the 2011 period.
Operating income increased $3.0 million (a 116% increase) during the 2011 period to $5.6 million from $2.6 million in the 2010 period.

Retail Plans Operating Segment
Selected Operating Metrics

	For the Nine Months Ended June 30,
($ in thousands except member data)	2011	2010	% Change
Results of operations
Net revenues (a)	$13,182	$12,893	2%
Direct costs	5,400	6,868	(21%)
Operating expenses	2,999	3,436	(13%)

Operating income	$4,783	$2,589	85%

Percent of revenue
Net revenues	100%	100%	—
Direct costs	41%	53%	(12%)
Operating expenses	23%	27%	(4%)
Operating income	36%	20%	16%

Member count	1,690,892	1,561,345	8%

(a)	Gross of intercompany eliminations
Net revenues increased $0.3 million (a 2% increase) during the 2011 period to $13.2 million from $12.9 million during the 2010 period. The increase in net revenues was attributable to new member enrollments for approximately 65% of our client base.
Direct costs decreased $1.5 million (a 21% decrease) during the 2011 period to $5.4 million from $6.9 million during the 2010 period. The decrease in direct costs was primarily attributable to a decrease in advanced commission expense of $1.6 million as a result of lower volumes of new member enrollments.
Operating expenses decreased $0.4 million (a 13% decrease) to $3.0 million during the 2011 period from $3.4 million during the 2010 period. The decrease was attributable to:
•	A decrease in compensation expense of $0.2 million resulting from the transfer of employees to other operating segments and the elimination of two positions; and
•	A decrease in outside billing and administration expenses of $0.2 million for an existing client whose revenue declined during the 2011 period.
Operating income increased $2.2 million (an 85% increase) to $4.8 million during the 2011 period from $2.6 million in the 2010 period.

Insurance Marketing Operating Segment
Selected Operating Metrics

	For the Nine Months Ended June 30,
($ in thousands except agent and insurance data)	2011	2010	% Change
Results of operations
Net revenues	$13,509	$15,441	(13%)
Direct costs	11,363	12,799	(11%)
Operating expenses	2,024	2,367	(14%)

Operating income	$122	$275	(56%)

Percent of revenue
Net revenues	100%	100%	—
Direct costs	84%	83%	1%
Operating expenses	15%	15%	—
Operating income	1%	2%	(1%)

Number of agents	7,500	7,757	(3%)
Number of in-force policies	24,568	24,899	(1%)
Net revenues decreased $1.9 million (a 13% decrease) during the 2011 period to $13.5 million from $15.4 million during the 2010 period. The decrease was attributable to the minimum loss ratio requirement in the Health Care Reform Act that became effective in January 2011 which reduced our commissions on individual major medical insurance policies and a decline in net revenue due to two of our contracted insurance carriers discontinuing the sale of new major medical insurance policies.
Direct costs decreased $1.4 million (an 11% decrease) during the 2011 period to $11.4 million from $12.8 million during the 2010 period. The decrease in direct costs was attributable to the decrease in net revenues.
Operating expenses decreased $0.4 million (a 14% decrease) to $2.0 million during the 2011 period from $2.4 million during the 2010 period. The decrease in operating expenses was attributable to a decrease in compensation expense and outsourced data services during the during the 2011 period.
Operating income decreased $0.2 million (a 56% decrease) to $0.1 million during the 2011 period from $0.3 million during the 2010 period.

Corporate Operating Segment
Selected Operating Metrics

	For the Nine Months Ended June 30,
($ in thousands)	2011	2010	% Change
Results of operations
Net revenues	$—	$—
Direct costs	—	—
Operating expenses	1,959	1,209	62%

Operating income (loss)	$(1,959)	$(1,209)	(62%)

Operating expenses increased $0.8 million (a 62% increase) to $2.0 million during the 2011 period from $1.2 million during the 2010 period. The increase was attributable to:
•	Reclassification of expenses from the Retail Plans Division of approximately $0.3 million consisting of accounting, compensation and public company expenses;
•	An increase in stock compensation expense for employees and outside board of directors of $0.1 million;
•	An increase in compensation expense of $0.3 million related to anticipated fiscal year end incentive plan compensation and salary increases for existing employees; and
•	An increase in consulting and legal expenses of $0.1 million relating to a previously announced initiative to explore strategic alternatives for the company.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash of $11.9 million and $5.4 million at June 30, 2011 and September 30, 2010, respectively. Our working capital was $11.8 million at June 30, 2011 compared to $5.7 million at September 30, 2010. The improvement in working capital of $6.1 million was due to the following:
•	Cash, net of restricted cash increased $5.9 million attributable to net income and a decrease in restricted cash;
•	Advanced agency commissions decreased $2.6 million which was offset by a decrease of $2.4 million for unearned commissions. The change was attributable to a reduction of commission payments and shortened advancing periods to our agents in our Insurance Marketing Division;
•	Accounts receivable decreased $0.5 million primarily due to the revenue decline in our Insurance Marketing Division;
•	Accounts payable increased $0.5 million primarily due to revenue growth in our Wholesale Plans Division
•	Other accrued liabilities decreased $0.3 million attributable to income taxes payable;
•	Deferred revenue decreased $0.6 million due to the termination of a contract during the 3rd quarter of 2011.
•	Notes payable decreased $0.4 million due to the full repayment of the CFG and Loyal loans in March 2011 and December 2010, respectively (see Note 7. Other Borrowings to the financial statements appearing above);
•	Other increases of $0.1 million.

Cash provided by operating activities was $6.3 million for the nine months ended June 30, 2011 compared to $2.0 million for the same period in 2010. The increase of $4.3 million was attributable to:
•	An increase in net income of $2.3 million;
•	An increase in the change of accounts receivable of $1.8 million as a result lower revenues for our Insurance Marketing Division during the nine months ended June 30, 2011;
•	An increase in the change of advanced agency commissions of $1.8 million attributable to a reduction of commission payments to and shortened commission advancing periods of our agents in our Insurance Marketing Division;
•	A decrease in the change of unearned commissions of $1.6 million also due to a reduction of commissions payments to and shortened commission advancing periods of our agents in our Insurance Marketing Division;
•	Claims and other accrued liabilities decreased $0.6 million primarily attributable to income taxes payable of $0.5 million;
•	A decrease in deferred revenue of $0.6 million due to termination of an account during the 3rd quarter of 2011.
Cash provided by investing activities increased by $0.4 million to $0.6 million for the nine months ended June 30, 2011 from $0.2 million for the same 2010 period. The increase of $0.4 million was primarily attributable to a decrease in restricted cash resulting from the settlement of the States General legal proceedings in the 2010 period.
Cash used in financing activities decreased $1.4 million to $0.4 million for the nine months ended June 30, 2011 from $1.8 million for the same 2010 period. The decrease of $1.4 million was attributable to:
•	Payments of related-party debt of $1.0 million during the 2010 period;
•	Acquisition of treasury stock of $0.5 million during the 2010 period;
•	Increase in other short-term debt of $0.2 million during the 2010 period; and
•	Payments on other debt decreased $0.1 million during the 2011 period.
We anticipate that our cash on hand, together with cash flow from operations, will be sufficient for the next 12 months and beyond to finance operations and make capital investments in the ordinary course of business.
IMPACT OF INFLATION
Inflation has not had a material effect on us to date. However, the effects of inflation on future operating results will depend in part, on our ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended June 30, 2011 we did not have any risks associated with market risk sensitive instruments or portfolio securities.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer and other members of our management are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2011, we recognized that our disclosure controls and procedures were materially deficient and ineffective respecting the compliance of our officers and directors in the timely reporting of their incentive compensation awards under Section 16 of the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2011, we took corrective and effective measures and implemented additional procedures to assure the accuracy of the Section 16 disclosures respecting the Section 16 reporting obligations of our officers and directors and their awards of incentive compensation. After giving effect to the corrective measures and implemented additional procedures, based on their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
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
Management’s Assessment of Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of June 30, 2011 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Since our 2011 Quarterly Report for the quarter ended March 31, 2011 on Form 10-Q there have been no new material legal proceedings commenced, and there have been no material developments in legal proceedings previously reported. The following legal proceedings all involves the subsidiaries of Access Plans USA, Inc. which was acquired by us in a merger on April 1, 2009.

ITEM 1A.	RISK FACTORS
Our risk factors are disclosed in its Annual Report on Form 10K for the year ended September 30, 2010 and there has not been a material change in to previously disclosed risk factors.

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

Access Plans, Inc.
August 15, 2011	By:	/s/ Danny Wright
Danny Wright
Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ Brett Wimberley
Brett Wimberley
Chief Financial Officer (Principal Financial Officer)