Form 10-K
period 2011-09-30
Access Plans Inc
filed 2011-12-22
CIK 1087216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
or

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
Common Stock, $.001 Par Value
(Title of Class)
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant, computed using the last sale price, or the average bid and asked price of such common equity as reported for the registrant’s common stock on March 31, 2011 was $43,839,849.
As of December 22, 2011, 19,927,204 shares of the registrant’s common stock, $0.001 par value were outstanding.

ACCESS PLANS, INC.
FORM 10-K

ITEM 1. BUSINESS
We are a leading provider of consumer membership plans, healthcare savings membership plans and a marketer for individual major medical health insurance products. For our membership plan products, through working with our wholesale and retail clients, we design and build membership plans that contain our benefits and benefits aggregated from our vendors that appeal to our clients’ customers. For our major medical health insurance products, we offer and sell these products through a national network of independent agents. Our vision statement is “Valued Benefits for Every Family”.
Our current operations are organized under four operating segments.
Wholesale Plans
Our Wholesale Plans Division provides our clients, primarily rent-to-own stores, customized membership marketing plans that leverage their brand name and customer relationships and typically their payment mechanism, plus offer benefits that appeal to their customers. These plans provide the consumer savings on medical services, discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, extended service plans and administration of waiver plans offered by our clients.
Some of this Division’s contractual arrangements include the administration of certain membership programs (primarily in the rental purchase industry) under which we reimburse our clients when they waive rental payments required of their customers under specifically defined and limited circumstances. These circumstances include the situations in which the customers become unemployed for a stated period of time or when our clients provide product services to their customers. These reimbursement obligations do not have any kind of a tail that extends beyond our clients’ payment obligations following termination of our contractual arrangement or agreement with the clients or the clients’ customers.
The value provided by our plans to our clients includes increased customer attraction and retention plus incremental fee income with limited risk or capital cost. By implementing these plans repetitively, our management team is uniquely qualified to efficiently assist our clients in achieving their goals, while avoiding operational and marketing pitfalls.
Retail Plans
Our Retail Plans’ offerings primarily include healthcare savings plans and association memberships that include healthcare savings, consumer discounts and may provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug, vision and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits.
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
INDUSTRY OVERVIEW
Wholesale Plans
Our Wholesale Plans Division’s products are primarily offered and distributed at rent-to-own retail stores pursuant to contractual arrangements. All of these rent-to-own retail stores are owned by rent-to-own industry participants who are unrelated and independent of us. Nationwide there are approximately 8,600 locations serving approximately 4.1 million households according to the Association of Progressive Rental Organizations (“APRO”). It is estimated that the two largest rent-to-own industry participants’ account for approximately 5,530 of the total number of stores, and the majority of the remainder of the industry consists of dealers with fewer than 50 stores each.

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
The uninsured. It is estimated that 16.3% of all people in America, or 49.9 million individuals, were without health insurance coverage in 2010, an increase of 0.8 million people compared to 2009. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2010 Report” issued September 2011]. Furthermore, 8.0% of the uninsured have annual income over $75,000. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2010 Report” issued September 2011].
The percentage of people working full-time without health insurance in 2010 was 19.5%, an increase from 15.2% in 2009. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2010 Report” issued September 2011]. Nationally, healthcare expenditures are projected to have reached $2.6 trillion in 2010, up from $1.35 trillion in 2000. [Source: U.S. Centers for Medicare and Medicaid Services]. Costs of healthcare (in doctors’ offices and hospitals) for self-paying uninsured patients are often far higher than the amount an insured or his or her insurance company would pay for the same healthcare services.
The insured and underinsured. In 2010, 55.3% of the U.S. population participated in employer-sponsored medical insurance plans, showing a gradual year-by-year decrease from 56.1% in 2009. [Source: U.S. Census Bureau, “Income, Poverty, and Health Insurance Coverage 2010 Report” issued September 2011]. In addition, data from the Kaiser Family Foundation show that employers are requiring employees to contribute more in cost-sharing (premiums, deductibles and/or co-payments) for their health insurance. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2010 Annual Survey"]. Between 2008 and 2010, premiums for employer-sponsored health insurance rose 8.0%, a rate that exceeds the 2011 inflation rate of 3.9% and the 2010 increase in national average wage index of 2.6%, and the overall average premiums for family coverage have increased 131% over the last 10 years. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2010 Annual Survey"]. These increases are, in turn, hitting employees of small employers particularly hard because to keep premiums affordable, the benefit packages generally include higher cost-sharing levels through higher deductibles and copayments than packages offered by large employers. [America’s Health Insurance Plans Center for Policy and Research Report, March 2010]. Therefore, higher costs are not only being felt by the employers, but also by their employees. The average monthly contribution by workers for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $81 and $352, respectively, in 2011. The average cost of family coverage is now $15,073 per year, including worker contributions of $4,220. Not surprisingly, employers are looking for alternatives. In 2011, 60% of employers offered health benefits compared to 69% reported for 2010. The cost of health insurance remains the main reason cited by firms for not offering health benefits. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2010 Annual Survey"].
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
In addition, federal legislation provides for tax favorable Health Savings Accounts (“HSAs”). Individuals with high deductible health insurance coverage can deduct contributions to their HSA from their reported income for tax purposes. In 2011, the qualifying health insurance must have a deductible of at least $1,200 for individuals and $2,400 for families and the maximum amount that can be contributed is $3,050 for individuals and $6,150 for families. Amounts contributed to the HSAs can be used for certain uninsured medical expenses, but generally cannot be used to pay for the health insurance premium. Individuals can establish HSAs without regard to their income and amounts contributed to the HSAs are not required to be used within a certain time period. Because the higher deductible health insurance policies generally provide lower premium amounts, there is an increasing market for specialty plans that supplement or fill deductible or other gaps in coverage for millions of Americans.

Self-employed and small businesses. In 2011, 59% of employers with between 3 and 199 workers provided health insurance, down from 68% in 2010. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, 2010 Annual Survey"]. Employers with fewer than 500 employees (i.e., small businesses) represent 99.9% of the 29.6 million U.S. businesses in 2008. [Source: U.S. Census Bureau, Statistics of U.S. Businesses]. In addition, small businesses have accounted for 65% of net new jobs annually over the last 15 years. [Source: Small Business Administration Office of Advocacy, September 2010]. Individuals working for such small businesses generally do not have access to group health insurance at affordable rates. As the number of uninsured individuals increases, we anticipate that the market for our non-insurance healthcare savings programs and economically priced small group insurance products will increase.
Senior population. The age 65 and over segment of the U.S. population is expected to grow from 39 million in 2010 comprising 6% of the population to 89 million by 2050, comprising 20% of the total population. [Source: U.S. Census Bureau, 2010]. While the federal Medicare program covers a portion of healthcare expenses for senior Americans, the gaps in coverage provide a significant market for supplemental plans.
HISTORY OF THE COMPANY
Access Plans, Inc. became a holding company of Alliance HealthCard Inc., (“Alliance HealthCard”) and its subsidiaries and the registrant under the Securities Exchange Act of 1934 following approval by the shareholders of Alliance HealthCard, effective December 7, 2009. Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc. Through an internal restructuring on October 1, 2010, Benefit Marketing Solutions, LLC (“BMS”), Access Plans USA, Inc., (“Access Plans USA”), and America’s Health Care/Rx Plan Agency, Inc. (“AHCP”) became direct subsidiaries of Access Plans. Alliance HealthCard remained a direct subsidiary of Access Plans, Inc.
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
On February 28, 2007, we completed the merger-acquisition of BMS Holding Company, Inc. and its subsidiary, Benefit Marketing Solutions, LLC (“BMS”). BMS is one of the largest membership plan providers to dealers in the rental purchase industry market space. While we continue to market our health oriented programs, this merger-acquisition expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance and waiver plan administration for leased property, involuntary unemployment, accidental death and dismemberment, and extended service plans.
BMS was formed in February 2002 and is a national membership program benefit organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through rent-to-own store locations (approximately 5,450) in the U.S., Puerto Rico and Canada.
As part of the merger-acquisition of BMS Holding Company, Inc., we also acquired BMS Insurance Agency, LLC (“BMS Agency”) that was formed in January 2005. BMS Agency is licensed to offer life, accident and health, and property and casualty insurance.
On April 1, 2009, we completed our acquisition of Access Plans USA, Inc. Access Plans USA markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services including medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks.

RECENT DEVELOPMENT
On November 11, 2010 we announced the intent to explore a broad range of strategic alternatives to enhance shareholder value. This initiative may include entering into a “going private” transaction, raising or borrowing money for future acquisitions, divesting one of our operating divisions, or one or more other transactions. We retained Southwest Securities, Inc. to serve as our financial advisor for this purpose and have been actively working with Southwest on this initiative.
Our board of directors may determine that none of the strategic alternatives is appropriate, and there can be no assurance that the review of strategic alternatives will result in our pursuit of any particular transaction, or, if we pursue any a transaction, that it will be completed. We do not expect to make further public comment regarding the review of these strategic alternatives until our board of directors has approved a specific course of action, the board deems disclosure of significant developments to be appropriate, or we become legally required to do so.
BUSINESS OVERVIEW
We are a leading provider of consumer membership plans and healthcare savings membership plans as well as a marketer for individual major medical health insurance products. In partnership with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to their customers. Our major medical health insurance products are offered and sold through a nationwide network of independent agents.
Our current operations are organized under three business Divisions.
Wholesale Plans
Our Wholesale Plans Division provides our clients customized membership marketing plans that leverage their brand name, customer relationships and typically their payment mechanism, plus offer benefits that appeal to their customers. The value provided by our plans to our clients, includes increased customer attraction and retention, plus incremental fee income with limited risk or capital cost. By implementing these respective plans, our management team is uniquely qualified to efficiently assist our clients in achieving their goals, while avoiding operational and marketing pitfalls.
This Division currently manages about 208 membership plans for our clients that include rental-purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At September 30, 2011, our wholesale plans were offered at approximately 5,450 locations. Of the locations at September 30, 2011, 2,907 locations were Rent-A-Center company owned locations operated under their brand. Rent-A-Center, Inc., (NASDAQ: RCII) is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $13.3 million (25% of total revenue) during the fiscal year ended September 30, 2011, compared to $11.9 million (21% of total revenue) during the fiscal year ended September 30, 2010. Total revenue for our Wholesale Plans’ Division was $25.2 million (48% of total revenue) and $22.4 million (40% of total revenue) during the fiscal years ended September 30, 2011 and September 30, 2010, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the customer acceptance levels achieved at those locations. Although we have contracts with Rent-A-Center and other rent-to-own companies, the loss of these contractual arrangements, especially with Rent-A-Center would have a significant adverse impact on our revenues, profitability and our ability to negotiate discounts with our vendors. Our Rent-a-Center contract expires February 28, 2013 and we have reached agreement in principal to extend that agreement on equally favorable terms until February 28, 2015.
Retail Plans
Our Retail Plans Division’ offerings include healthcare savings plans and association memberships that include healthcare savings, consumer discounts and may provide insurance features. The healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided. These plans are designed to serve the markets in which individuals either has no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $16.9 million (32% of total revenue) and $17.5 million (32% of total revenue) during the fiscal years ended September 30, 2011 and 2010, respectively.
This Division is comprised of the membership business of Alliance Healthcard, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). Capella is a subsidiary of Access Plans USA, which we acquired on April 1, 2009 (See “History of the Company"). PME is a subsidiary of Alliance HealthCard and also owns and manages proprietary networks of dental and vision providers that provide services at negotiated rates to certain members of our plans and other plans that have contracted with us for access to our networks.

Through our healthcare savings plans, we believe our customers save an average of 35% on their medical costs and between 10% and 50% on services through other discount medical providers. Operationally, this Division utilizes two platforms: the “Affinity” system that is operated under a license to PME and the “Alliance” system that is a proprietary system we developed. These systems are utilized primarily for the following functions:
•	Maintaining member eligibility;

•	Generate periodic reporting to contracted third party networks and other vendors;

•	Paying commissions;

•	Maintaining a database of providers and provider locator services; and

•	Drafting or charging member accounts and tracking cash receipts.
In addition to our wholesale and retail offerings, certain clients may choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment and we provide customer service. These offerings are designed to enhance our clients’ existing product and service offerings and improve their product value relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates. Our additional distribution channels also include network marketing representatives, independent agents and consumer direct sales call centers. We also market to internet portals and financial institutions.
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
Insurance Marketing
Our Insurance Marketing Division offers and sells individual major medical health insurance products and related benefit plans, including specialty insurance products, primarily through a national network of independent agents. America’s Healthcare/Rx Plan Agency (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,645 independent agents which have carrier appointments through AHCP. The primary insurance carriers that we represent include: Golden Rule Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — we provide agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.

•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies.

•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests.

•	Agent advances — with most of the major medical products we represent, agents are entitled to from three to nine months of advance commissions either funded by AHCP or the applicable insurance carrier. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.

•	Home office support — we provide agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.

•	To promote and inform our agents on important news and updates via a weekly newsletter.
Our strategy for the Insurance Marketing Division is to:
•	continue working with insurance carriers in the development of proprietary products for our independent agents to represent;

•	expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and

•	enhance our E-Agent Center support platforms in order to better serve our existing agents and improve attraction of new agents to sell insurance products we represent.
We generate most of our revenue in this Division from commissions paid to us by health insurance carriers whose health insurance policies and products we sell. Our revenue attributable to commission and fee revenue was approximately $16.7 million (32% of total revenue) and $20.6 million (37% of total revenue) respectively for the fiscal years ended September 30, 2011 and 2010.
BUSINESS STRATEGY
Our focus is providing national membership program benefits to organizations that include rental-purchase companies, financial institutions, retail merchants, and consumer finance companies nationwide. For our major medical health insurance products, we offer and sell these products through a national network of independent agents. The strategy is to succeed in the marketplace by:
•	expanding and improving relationships with our membership plans provider vendors and insurance carrier partners;
•	maintaining and enhancing customer and agent satisfaction by providing high quality telephone and web support;
•	continually enhancing existing programs and developing innovative solutions and products for our clients and independent agents; and
•	assisting the market to understand how our offerings are different from and superior to our competitors.
Increase Market Penetration
We believe we have opportunities to expand our offerings to markets with similar operational and customer demographic characteristics to those we now serve. In addition, many of these markets may be substantially larger than our existing markets. Our tested and proven infrastructure and its capacity allow us to serve substantially more customers without a significant increase in fixed costs.
Maintain and Enhance Customer Satisfaction
Our belief is that providing high-quality customer service to our customers, clients, agents and members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. All new member service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to questions. In addition, we continue to work closely with our clients’ customer service staffs to ensure that their representatives are knowledgeable in matters relating to the membership service programs we offer.
Continually Enhance Programs
We believe that we are well-positioned to increase market share by taking advantage of providing consumers distinctive and innovative membership programs. We will continue to enhance our programs and add, remove or restructure consumer benefits to sustain this advantage. As we consider new markets, we seek opportunities to deliver competitive plans with innovative services and operational structures.

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
SERVICES
We provide consumer membership plans, healthcare savings membership plans and are a marketer for individual major medical health insurance products. Our benefit categories include the following:

Discount Medical	Protection Benefits
Physician Network Access	Major Medical/Individual Health Insurance
Dental Network Access	Life Insurance
Vision Care & Eyewear Network Access	Accidental Death & Dismemberment
Pharmacy Network Discounts	Involuntary Unemployment Insurance and Waivers
Mail Order Pharmacy Discounts	Leased Property Insurance and Waivers
Chiropractor Network Access	Dental Insurance
Hearing Aid Discounts	Limited Medical Insurance
Vitamins & Nutritional Supplements	Critical Illness Insurance
Product Service Plans

Lifestyle Discounts and Services	Dealer Add-In Benefits
Discounted Roadside Assistance	Lease Cancellation Benefits
Automotive Service Provider Savings	Account Reinstatement
Customer Trip Routing	Points Program for On Time Payments
Car Theft Reward
Rental Car Savings	Advice Products
Savings at Choice Hotels	Kid Secure
Savings at 1-800Flowers.com	Discounted Legal Services
Grocery Coupon Savings	Patient Advocacy
Dining and Shopping Savings	Telemedicine — Doctor/and or Nurse
Theme Park Discounts
Movie Theater Discounts
CUSTOMERS
Our Wholesale Plans Division currently manages about 208 membership plans for our clients that include rental purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. Our Retail Plans are offered at over 7,200 retail locations. Our Insurance Marketing Division currently sells the products of approximately 12 insurance carriers.
Revenue attributable to one client in our Wholesale Plans and one vendor in our Insurance Marketing Divisions totaled $21,507,627 or 41% of total revenue for the fiscal year ended September 30, 2011.
Revenue attributable to one client in our Wholesale Plans’ Division totaled $13,323,263 or 25% of total revenue for the fiscal year ended September 30, 2011.

EMPLOYEES
As of September 30, 2011, we had 78 full-time employees in the following departments:

Number of
Department	Employees
Customer Services and Client Support	39
Sales and Marketing	11
Executive and Administration	9
Finance and Accounting	10
Information Services	9
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
GOVERNMENT REGULATION
We offer benefits including insurance products, extended service, discount medical and other discount programs through association-based membership programs that are sold by our clients as add-ons to the client’s core business. We also sell our discount medical program as a stand-alone program directly to the public and through marketers. Through our subsidiary AHCP and its agents we offer insurance directly to the public and through association based programs. We also offer extended service contracts obtained from a licensed extended service company on a stand-alone basis through retail outlets.
Our association-based programs are offered through several different associations. For some of our Wholesale and Retail Division plans, we administer claims for our association-based insurance and service programs through our subsidiary, BMS, an Oklahoma licensed third party administrator. Those association-based programs are offered through an Oklahoma association in accordance with the laws of Oklahoma. For other programs, including association-based programs offered through AHCP, our subsidiaries are not involved in the administration of the associated claims.

The laws and regulations and their interpretation relating to our insurance, service and discount medical business are subject to uncertainty and change. There is no assurance that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. oreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted. We are subject to the risk of challenges to the legality of selling insurance or other regulated products through our association based marketing program, including claims that our programs do not comply with a particular state’s laws regarding the offering and licensing for a regulated product or administration of claims. We are subject to the risk that our discount programs will be determined to be regulated by the discount buying club laws or physician referral laws. In addition, the use of the Internet in the marketing and distribution of our services is relatively new and presents issues. These issues include the limitations on an insurance regulator’s jurisdiction and whether Internet service providers, gateways or cybermalls are engaged in the solicitation or sale of insurance policies or otherwise transacting business requiring licensure under the laws of one or more states.
Discount Medical Regulations
There are approximately 34 states that now have licensing laws and regulations for discount medical provider organizations (hereinafter referred to as “DMPO”). The laws and regulations vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner, by which discount medical programs are sold, the price at which they are sold, and the DMPO licenses or registrations. The regulations differ materially among states and are subject to amendment and reinterpretation by the agencies charged with their enforcement. Some states require a license to operate as a DMPO. We have three subsidiaries that operate as DMPOs. Alliance HealthCard of Florida, Inc. is registered or licensed, or has applications for licensing pending or in process in all states where required. Our other DMPOs are registered or licensed in all states where they are conducting business and where licensing is required. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in that state. In addition, the California Department of Managed Health Care views our discount medical plans as managed healthcare and has taken the position that Capella, Inc. must obtain a license under the Knox-Keene Act. Capella, Inc., consistent with a previous settlement with the California Department of Managed Health Care, has obtained a license under the Knox-Keene Act and is in the process of completing the requirements for offering our programs under that license. Compliance with these regulations on a state-by-state basis has been expensive and cumbersome.
Compliance with federal and state regulations is generally our responsibility. The medical discount plan industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:
•	non-compliance may cause us to lose licensed status or to become the subject of a variety of enforcement or private actions;

•	compliance with changes in applicable regulations could materially increase the associated operating costs;

•	non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

•	non-compliance or alleged non-compliance may result in loss of contracts, negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, representatives and consumers in general.
Insurance Regulations
Government regulation of insurance is a changing area of law and varies from state to state. Our insurance agency, our agents and the insurance companies from which we obtain our insurance products and financial services are subject to various federal and state regulations applicable to their operations. These insurance companies and we must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulatory requirements.
•	Similar to the insurance companies providing products and services offered by us, we are unable to accurately predict additional government regulations, including health care reform currently pending at the federal level, that may be enacted affecting the insurance industry and the offered products and service or how existing or future regulations might be interpreted.

•	Additional governmental regulation or future interpretation of existing regulations may decrease the amount of commissions we can earn, eliminate some of the products we offer, increase the cost of compliance or materially affect the insurance products and services offered by us and adversely affect our profitability.

•	We must rely on the insurance companies that provide the insurance products and financial services offered by us to carefully monitor state and federal legislative and regulatory activity as it affects their insurance products and services. We believe that the insurance products and financial services that we offer comply in all material respects with all applicable federal and state regulations.

•	Among the benefits afforded to the members of our association are varying forms of insurance. Our ability to offer insurance products that we are authorized to distribute to this association for inclusion in our benefit packages may be affected by governmental regulation or future interpretation of existing regulations that may increase the cost of regulatory compliance or affect the nature and scope of products that we may make available to those associations.

•	We are currently offering extended service contracts that we obtain from a service contract provider in three states through a retailer of electronics and appliances. Those three states regulate extended service contracts under the state insurance code. These laws generally regulate the disclosures, service contract provisions and require us to obtain insurance coverage for the cost of service. We contract with a third party vendor that provides the insurance and the customer contracts.
Healthcare Regulation and Reform
Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business. There continues to be the possibility that legislative and regulatory initiatives at the federal and state levels that may affect aspects of the nation’s health care system some of which may decrease the amount of commissions we can earn, may eliminate some of the products we offer, increase the cost of compliance or adversely affect the insurance products and services offered by us and our profitability. The Health Care and Education Affordability Reconciliation Act of 2010 (“Health Care Reform Law”) which was signed into law on March 30, 2010 has reduced the amount of commission paid by health insurance carriers and may have other adverse consequences including those mentioned above.
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
We believe that we are in compliance with these regulations. We plan to continually audit our compliance, and accordingly cannot give assurance that our costs of continuing to comply with HIPAA will not be material. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.
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
Legislative Development
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Act) was enacted on March 30, 2010. Beginning in August 2010 insurers were required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to changes to required coverage, elimination of most preexisting condition exclusions, and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels so that 80% of premiums are utilized for claims on medical services and related expenses (85% for group health). The law requires certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The Health Care Reform Act has had an impact on the products we offer and has changed the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Act, commissions on the sale of individual major medical insurance policies were reduced in January 2011. This resulted in a reduction in our revenue related to the sale of major medical policies. Because most of our commission revenue is ultimately paid to our agents the reduction in revenue has not caused a reduction in our gross margin in the same proportion. The reduction in commission may cause our agents to stop selling health insurance and cause them to sell other insurance products to make up for the loss of these commissions.
In response, we are endeavoring to expand the portfolio of health related insurance products that we provide to our agents. We expect these new and expanded products will furnish our agents a means to mitigate the possible financial impact that resulted from the Health Care Reform Act.
Privacy Laws
Certain of our services are based upon the collection, distribution and protection of sensitive private data. Our contracts with certain clients require our protection of certain confidential information and compliance with certain provisions of privacy laws including the Gramm-Leach-Bliley Act. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and the breach could violate certain of our client agreements. We have incurred, and may continue to incur, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to government fines or sanctions, legal claims from clients or customers under that govern the security non-public personal information. There is no assurance that we would prevail in the event of that litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases that may adversely affect both our ability to market our services and the credibility of our information.

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
A SIGNIFICANT PORTION OF OUR REVENUE IS DEPENDENT ON ONE CLIENT AND ONE VENDOR .
Revenue attributable to one client in our Wholesale Plans and one vendor in our Insurance Marketing Divisions totaled $21,507,627 or 41% of total revenue for the fiscal year ended September 30, 2011.
For the fiscal year ended September 30, 2011, revenue attributable to a client in our Wholesale Plans Division totaled $13,323,263 or 25% of total revenue. Although we have contracts with these companies, loss of either or both would have a significant adverse affect on our revenues, profitability and our ability to negotiate discounts with vendors. Our Rent-a-Center contract expires February 28, 2013 and we have reached agreement in principal to extend that agreement on equally favorable terms until February 28, 2015.
A PORTION OF OUR EXPENSES ARE DEPENDENT ON FACTORS THAT WE DO NOT CONTROL.
Some of our expenses, especially those related to unemployment waiver and extended service, are dependent on factors that we do not control including the national unemployment rate or changes in product design or reliability. As a consequence, those factors may adversely change causing us to incur additional expenses that we may not be able to manage or reduce. Any material increase in our expenses could reduce our profitability and we may not be able to pass those costs on to our clients or customers without losing business.

WE DEPEND ON VARIOUS THIRD-PARTY VENDORS TO SUPPLY CERTAIN PRODUCTS AND SERVICES THAT WE MARKET.
We depend on various third-party vendors to supply the products and services that we market. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or product or service quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on favorable terms. With respect to the insurance programs and products that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we were required to use an alternative insurance carrier, it may materially increase the time required to bring alternative or substitute insurance related product to market. We are generally obligated to continue providing our products and services to our customers even if we lose the vendor providing the products or services. A disruption in our product offerings could adversely affect our reputation and result in customer or agent dissatisfaction. Replacing existing third-party vendors may not be accomplished in a timely manner and may be with more expensive third-party vendors resulting in increased costs and reduced profitability.
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
THE COST OF COMPLIANCE WITH DISCOUNT MEDICAL PROGRAM ORGANIZATION LAWS AND REGULATIONS MAY ADVERSELY AFFECT OUR PROFITABILITY.
In recent years, several states have enacted laws and adopted regulations that govern discount medical program organizations (“DMPO”) similar to those we offer and organize. The laws and regulations vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner, by which discount medical programs are sold, the price at which they are sold, and the DMPO licenses or registrations. Because a significant number of states have not enacted laws governing discount medical programs we cannot predict whether those states will similarly enact these laws and if they do, we do not know the full consequence of their enactment upon our business. We do not know whether we will be able to maintain all necessary licenses and registrations. Our need to comply with these laws and regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material adverse effect on our results of operations, profitability and financial position.

THE EFFECT OF THE HEALTH CARE REFORM ON THE INSURANCE INDUSTRY AND OUR INSURANCE MARKETING DIVISION IS UNCERTAIN.
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Act) was enacted on March 30, 2010. Beginning in August 2010 insurers were required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to changes to required coverage, elimination of most preexisting condition exclusions, and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels so that 80% of premiums are utilized for claims on medical services and related expenses (85% for group health). The law requires certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The Health Care Reform Act has had an impact on the products we offer and has changed the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Act, commissions on the sale of individual major medical insurance policies were reduced in January 2011. This resulted in a reduction in our revenue related to the sale of major medical policies. Because most of our commission revenue is ultimately paid to our agents the reduction in revenue has not caused a reduction in our gross margin in the same proportion. The reduction in commission may cause our agents to stop selling health insurance and cause them to sell other insurance products to make up for the loss of these commissions.
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
INSURANCE PRODUCTS AND THE SALE OF THOSE PRODUCTS ARE HIGHLY REGULATED AND THE COST OF COMPLIANCE MAY INCREASE AND LIMIT THE INSURANCE PRODUCTS WE OFFER.
Although we are not an insurance company, the insurance companies from which we obtain our products and financial services are subject to various federal and state laws and regulations applicable to their operations. These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those laws and regulations. We may also be limited in the manner in which we market and distribute our products and financial services as a result of these laws and regulations.
OUR MEMBERSHIP ASSOCIATIONS MAY BECOME SUBJECT TO INCREASED REGULATION, THROUGH REGULATORY LICENSING REQUIREMENTS, OR REGULATORY ENFORCEMENT, RESULTING IN RESTRICTION OF THE MANNER OF DISTRIBUTION AND RESULTING IN INCREASED REGULATORY COMPLIANCE COSTS AND PENALTIES.
We market memberships in associations that have been formed to provide various consumer benefits to their members. These associations may include in their benefit packages unemployment waivers, extended service and insurance products that are issued under group or blanket policies covering the association’s members. Most state insurance laws and regulations allow these membership programs that contain insurance products to be sold under certain circumstances without a licensed insurance agent making each sale. If a state were to determine that our sales of these program memberships do not comply with the states’ laws or regulations, it would result in a material adverse effect on our results of operations and financial position. Our ability to continue selling these memberships would be adversely affected, and we may be subject to fines and penalties and may be required to refund or provide restitution to the associations and their members.
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
In connection with our acquisition of Access Plans USA in 2009 and our merger-acquisition of BMS Holding Company in 2007, we recorded goodwill that had a net aggregate asset value of $1,342,186 and $2,534,152, respectively at September 30, 2011. The Health Care Reform Act has had an adverse impact on our Insurance Marketing Division on the products we offer and has changed the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Act, commissions on the sale of individual major medical insurance policies were reduced in January 2011. This action resulted in a goodwill impairment expense of $500,000 for Access Plans USA during the year ended September 30, 2011. In the event that goodwill is determined to be further impaired for any reason, we will be required to further reduce the value of goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations.
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
WE RELY ON OUR INSURANCE CARRIER AND THIRD PARTIES TO ACCURATELY AND REGULARLY PREPARE COMMISSION REPORTS, AND IF THESE REPORTS ARE INACCURATE OR NOT SENT TO US IN A TIMELY MANNER, OUR RESULTS OF OPERATIONS COULD SUFFER.
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
Part of our success and growth depends in part upon our ability to attract, retain and motivate the network of independent marketing representatives who principally market our USA Healthcare Savings and Care Entrée medical savings programs. Our independent marketing representatives typically offer and sell these programs on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our programs. Also, our ability to attract and retain marketing representatives could be adversely affected by adverse publicity relating to our programs and operations.
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

THE FAILURE OF OUR NETWORK MARKETING ORGANIZATION TO COMPLY WITH FEDERAL AND STATE REGULATION COULD RESULT IN ENFORCEMENT ACTION AND IMPOSITION OF PENALTIES, MODIFICATION OF OUR NETWORK MARKETING SYSTEM, AND ADVERSE PUBLICITY.
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
The Federal Trade Commission (“FTC”) and most states regulate advertising, product claims, and other consumer matters, including advertising of our healthcare savings products. All advertising, promotional and solicitation materials used by our independent marketing representatives and private label customers must be approved by us prior to use. While we have not been the target of FTC enforcement action, there can be no assurance that the FTC will not question our advertising or other operations in the future. In addition, there can be no assurance that a state will not interpret our product claims presumptively valid under federal law as illegal under that state’s regulations, or that future FTC regulations or decisions, will not restrict the permissible scope of the claimed savings. We are subject to the risk of claims by our independent marketing representatives and private label customers and those under private label arrangements may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations. A complaint because of a practice of one independent marketing representative or private label customer, whether or not that practice was authorized by us, could result in an order affecting some or all of our independent marketing representatives and private label customers in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our results of operations.

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
We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. We are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our distribution channels.
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
ITEM 2. PROPERTIES
We lease the space for our corporate offices and Wholesale Plans Division in Norman, Oklahoma under a lease that expires September 30, 2012. The total space consists of approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors, President and Chief Financial Officer. This lease was executed on May 1, 2005, amended on August 1, 2006, August 1, 2008, September 30, 2010 and September 30, 2011. In the event we are required to move from our current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which our office space is currently occupied and the rental rate may be substantially greater.
Our Retail Plans and Insurance Marketing Divisions lease office space in Irving, Texas under a lease agreement with an unaffiliated third party that expired November 15, 2011. The space consists of approximately 17,612 square feet. We leased an additional 7,412 square feet from the same unaffiliated third party under a separate lease that expired November 30, 2011. We have reached an agreement to extend the Irving leases until May 31, 2012 with a reduction in the lease for the original 7,412 square feet to 2,471 square feet.
We believe that our current office space facilities are adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
The following legal proceedings involve the subsidiaries of Access Plans USA which we acquired on April 1, 2009.
William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176 was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third-party payor like an insurance company. We vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with this certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated that dismissal and remanded the case to the District Court on March 24, 2008. In August of 2009 the District Court denied Plaintiffs’ Amended Motion for Class Certification. In September of 2009 Plaintiffs filed their Motion for Reconsideration of Order Denying Amended Motion for Class Certification, asking the District Court to certify a smaller class. On September 30, 2010 the Court issued a ruling denying Plaintiff’s Motion for Reconsideration of Order Denying Amended Motion for Class Certification.

On October 30, 2008 The Hartford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. The Hartford’s duty to defend was litigated in Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a Care Entrée; Civil Action File No: 4:09-cv-295 which was filed on May 27, 2009. The Court on December 21, 2009 issued a memorandum opinion granting our motion for summary judgment denying the summary judgment motion of Hartford on the duty to defend issue, ruling that the Hartford was obligated to provide defense in the Rivell action. The Court denied our motion for attorney’s fees related to the summary judgment motions and ruled that a decision on the issue of whether Hartford had a duty to indemnify in the Rivell action was premature. The court dismissed all remaining claims for declaratory relief by either party.
At September 30, 2011, we accrued $5,000 for defense costs of the above matters and other pending litigation matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.
ITEM 4. (Removed and Reserved)
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the OTC Bulletin Board under the symbol “APNC”. As of October 31, 2011, there were 1,393 holders of record of our common stock. The table below sets forth for the periods indicated the high and low price per share (using the closing average of best bid and best ask price) of our common stock as reported on the OTC Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Common Share
	High	Low
Year Ended September 30, 2011:
First Quarter ended December 31, 2010	$1.20	$0.81
Second Quarter ended March 31, 2011	$2.20	$1.03
Third Quarter ended June 30, 2011	$2.45	$2.00
Fourth Quarter ended September 30, 2011	$2.86	$2.05
Year Ended September 30, 2010:
First Quarter ended December 31, 2009	$1.18	$0.75
Second Quarter ended March 31, 2010	$1.22	$1.00
Third Quarter ended June 30, 2010	$1.25	$0.83
Fourth Quarter ended September 30, 2010	$0.97	$0.85
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
ISSUANCE OF UNREGISTERED SECURITIES
On February 1, 2011, our outside directors were awarded a total of 50,000 common stock shares at $1.15 per share. The common stock shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued without payment of commissions or any other form of remuneration and pursuant to Rule 506 of Regulation D promulgated under the Securities Act.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth as of September 30, 2011, information related to each category of equity compensation plan approved or not approved by our shareholders.

On October 13, 2009, our board of directors approved and adopted the Alliance HealthCard, Inc. 2009 Equity Compensation Plan. The 2009 Plan became effective on December 7, 2009 upon its approval by our shareholders. All stock options and rights to acquire our equity securities awarded under the 2009 Plan are exercisable for or represent the right to purchase our common stock.

Number of
Securities to be
	issued upon		Number of securities
	exercise	Weighted-average	remaining available
	of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders:
2009 Equity Compensation Plan	1,938,111	$1.17	611,889
ITEM 6. SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Access Plans, Inc. became a holding company of Alliance HealthCard Inc. (“Alliance HealthCard”) and its subsidiaries and the registrant under the Securities Exchange Act of 1934 following approval by the shareholders of Alliance HealthCard , effective December 7, 2009. Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc. Through an internal restructuring on October 1, 2010, Benefit Marketing Solutions, LLC (“BMS”), Access Plans USA, Inc., (“Access Plans USA”), and America’s Health Care/Rx Plan Agency, Inc. (“AHCP”) became direct subsidiaries of Access Plans. Alliance HealthCard remained a direct subsidiary of Access Plans, Inc.
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
On February 28, 2007, we completed the merger-acquisition of BMS Holding Company, Inc. including its subsidiary, Benefit Marketing Solutions (“BMS). BMS is one of the largest membership plan providers to dealers in the rental purchase industry market space. While we continue to market our health oriented programs, this merger-acquisition expanded our business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, extended service plans and administration of waiver plans offered by our clients.
BMS was formed in February 2002 and is a national membership program benefit organization that designs, markets, and distributes membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through rent-to-own store locations (approximately 5,450 locations) in the U.S., Puerto Rico and Canada.
On April 1, 2009, we completed our acquisition of Access Plans USA. Access Plans USA markets health insurance and develops and distributes consumer driven discount plans on a variety of health related services including medical, dental, pharmacy and vision care and manages its own proprietary dental and vision networks. We issued 6,800,578 shares of our common stock in exchange for the outstanding common stock of Access Plans USA. The aggregate purchase price of Access Plans USA was determined to be $4,768,500 based on the fair market value of the 6,800,578 shares determined on November 13, 2008, the date of the acquisition agreement. In connection with our acquisition of Access Plans USA, we recorded goodwill that had a net aggregate asset value of $1,342,186 at September 30, 2011.

The Company’s operations are currently organized under four segments:
•	Wholesale Plans Division — plan offerings are customized membership marketing plans primarily offered at rent-to-own stores.

•	Retail Plans Division — plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.

•	Insurance Marketing Division — markets individual major medical health insurance and other insurance products through a national network of independent agents.

•	Corporate — includes salary and other expenses for individuals performing services for administration of overall management and operations of the Company. These expenses are not allocated to our other segments.
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
Our plans are primarily offered at rent-to-own stores. Based on the Association of Progressive Rental Organizations (“APRO”) 2009 information, nationwide there are approximately 8,600 locations serving approximately 4.1 million households. It is estimated that company owned locations of the two largest rent-to-own industry participants, account for approximately 4,150 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The industry has been consolidating and is expected to continue, resulting in an increased concentration of stores in the two largest rent-to-own industry participants.
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
We currently manage about 208 membership plans for our clients that include rental-purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At September 30, 2011, our wholesale plans were offered at approximately 5,450 locations. Of the locations at September 30, 2011, 2,907 locations were Rent-A-Center company owned locations operated under their brand. Rent-A-Center, Inc. (NASDAQ: RCII) is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $13.3 million (25% of total revenue) during the fiscal year ended September 30, 2011, compared to $11.9 million (21% of total revenue) during the fiscal year ended September 30, 2010. Total revenue for our Wholesale Plans’ Division accounted for $25.2 million (48% of total revenue) and $22.4 million (40% of total revenue) during the fiscal years ended September 30, 2011 and September 30, 2010, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the customer acceptance levels achieved at those locations. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, the loss of these contractual arrangements, especially with Rent-A-Center would have a significant adverse impact on our revenues, profitability and our ability to negotiate discounts with our vendors. Our Rent-a-Center contract expires February 28, 2013 and we have reached agreement in principal to extend that agreement on equally favorable terms until February 28, 2015.

Retail Plans
Our Retail Plans’ offerings include healthcare savings plans and association memberships that include healthcare savings, consumer discounts and may provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $16.9 million (32% of total revenue) and $17.5 million (32% of total revenue) during the fiscal years ended September 30, 2011 and 2010, respectively.
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
In addition to our wholesale and retail offerings, certain clients may choose to include our benefits with their own membership plan offering. In these instances, the client bears the cost of marketing and fulfillment and we provide customer service. These offerings are designed to enhance our clients’ existing offering and improve their product value relative to their competition and in some instances to improve their customer retention. While these plans provide lower periodic member fees, we incur limited implementation costs and receive higher revenue participation rates. Our additional distribution channels also include network marketing representatives, independent agents and consumer direct sales call centers. We also market to internet portals and financial institutions.
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
America’s Healthcare/Rx Plan Agency (“AHCP”) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of approximately 7,645 independent agents which have carrier appointments through AHCP. The primary insurance carriers that we represent include: Golden Rule Insurance Company, World Insurance Company, Aetna and Colorado Bankers.
We support our agents and recruit new agents via access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs, including an annual convention, web-based technology, and back-office support. More specifically, our agent support and recruiting tools include:
•	e-Agent Center — we provide agents with access to real-time rate quoting, on-line licensing and contracting, insurance application submission, access to brochures and other marketing materials.

•	Lead Distribution — we utilize an electronic system to connect agents with an on-line lead ordering and delivery system. Leads are also provided in certain situations as incentives to sell certain policies.

•	Incentive programs — to assist with agent motivation and recruitment, we provide paid annual convention trips and periodic sales contests.

•	Agent advances — with most of the major medical products we represent, agents are entitled to from three to nine months of advance commissions either funded by AHCP or the applicable insurance carrier. Our ability to grow this segment will depend, in part, on our continued access to working capital to fund these advances.

•	Home office support — we provide agent and product training, marketing materials and agent communication. The training programs include both on-site and in-house schools, DVDs and webcasts covering product knowledge and sales techniques as well as market conduct and regulatory compliance issues. In addition, our support includes development and distribution of a wide variety of marketing materials including flyers, brochures, email blasts and letters. We also promote and inform our agents on important news and updates via a weekly newsletter.
Our strategy for the Insurance Marketing Division is to:
•	Continue working with insurance carriers in the development of proprietary products for our agents to represent;

•	Expand the number of carriers that we represent for more product choice for customers and expanded geographic representation; and

•	Enhance our E-Agent center platforms in order to better serve our existing agents and improve attraction to new agents to sell plans we represent.
The revenue of our Insurance Marketing Division is from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. Our revenue attributable to the Insurance Marketing Division was approximately $16.7 million (32% of total revenue) and $20.6 million (37% of total revenue) during the fiscal year ended September 30, 2011 and 2010 respectively. We estimate that as of September 30, 2011 we had approximately 26,100 policies in force compared to an estimated 25,200 policies in force at September 30, 2010.
The Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Act) was enacted on March 30, 2010. Beginning in August 2010 insurers were required to implement a number of changes related to major medical insurance policies. These changes include, but are not limited to changes to required coverage, elimination of most preexisting condition exclusions, and a minimum loss ratio of 80%. The minimum loss ratio requires health insurance companies to maintain premium levels so that 80% of premiums are utilized for claims on medical services and related expenses (85% for group health). The law requires certain people to purchase health insurance and will set up subsidies to assist certain people in purchasing health insurance and allows certain people to obtain insurance from the federal government. The Health Care Reform Act has had an impact on the products we offer and has changed the number of customers or potential customers for our products. As a result of the minimum loss ratio requirement in the Health Care Reform Act, commissions on the sale of individual major medical insurance policies were reduced in January 2011. This resulted in a reduction in our revenue related to the sale of major medical policies. Growth for our commission revenue is based on continued recruitment efforts of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. Because most of our commission revenue is ultimately paid to our agents the reduction in revenue has not caused a reduction in our gross margin in the same proportion. The reduction in commission may cause our agents to stop selling health insurance and cause them to sell other insurance products to make up for the loss of these commissions.
In response, we are endeavoring to expand the portfolio of health related insurance products that we provide to our agents. We expect these new and expanded products will furnish our agents a means to mitigate the possible financial impact that resulted from the Health Care Reform Act.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment, valuation of stock based compensation, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts and notes receivable and the waiver reimbursements liability. Actual results could differ from those estimates and the differences could be material.
Goodwill and Intangible Assets
Goodwill from acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Generally Accepted Accounting Principles specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.

Intangible assets deemed acquired in connection with Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets. Amortization expense totaled $465,000 during each of the fiscal years ended September 30, 2011 and 2010.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization expense totaled $500,000 during each of the fiscal years ended September 30, 2011 and 2010.
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
Based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our Insurance Marketing Division exceeded its fair value. Accordingly, we recorded a noncash impairment charge, in September 2011, of $500,000. Our evaluation of goodwill and indefinite lived intangible assets completed during September 2010 resulted in no impairment losses.
Stock Based Compensation
We measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense currently over the requisite service or vesting period.
Income Taxes
We use a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce those assets to the amount that is more likely than not to be realized.
We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Revenue Recognition
We recognize revenue when four basic criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Revenue for each of our segments is presented on a gross basis. We contract with our clients to offer our products to their consumers at a contractually agreed upon per member per month rate which is the amount of revenue recognized on a monthly basis. Our clients determine their own markup above their contracted rate with us and that amount has no impact on our revenue.
Wholesale Plans - The Wholesale Plans membership offerings are made primarily through rental purchase businesses to their customers as an incremental add-on sale to their rental of durable household merchandise. These businesses contract with us to provide a package of benefits to their enrolled customers that we support with member fulfillment and customer service. They pay us a per enrolled member fee per month.
Retail Plans - The Retail Plans membership offerings are in conjunction with businesses other than non-rental purchase businesses, direct to consumers via the Internet or a multi-level marketing channel. The Company’s clients in this segment include insurance companies, household product retailers, pharmacies, employer groups, financial organizations and associations. About half of the revenue of this segment is derived from membership plans whereby consumers make periodic membership payments directly to us generally on a monthly basis via credit card, debit card or an automated clearing house transaction. We recognize this revenue on a monthly basis. The remainder of revenue within this segment is derived from membership plan sales whereby the fees are collected by the Company’s clients or where the Company has contractual arrangements to provide administrative services for a membership offering.
The categories of member benefits available for inclusion in our Wholesale and Retail Plans membership offerings are as follows:
•	Discount Medical - In order to deliver our discount medical membership offerings, the Company contracts with third parties that have established national networks of service providers which have agreed to provide discounts to the Company’s members. The Company pays the company that organized the network a per member, per month fee for the Company’s members to access the network of providers and the Company expenses these fees on a monthly basis as incurred. The network service provider is responsible for funding the discounts to the Company’s members. In addition, the Company maintains networks of dental and vision providers, named Access Dental and Access Vision, through which our members may obtain discounts from usual and customary charges.

•	Insurance — For our insurance offerings, we contract with a third party insurance company to provide the coverage our members have selected. Multiple insurance products are available and each product has a contractually agreed upon premium associated with it. We pay and expenses the premium for each member’s plan on a monthly basis. The third party insurance company is responsible for providing the coverage.

•	Automotive Discounts — The automotive service offerings are furnished by a third party provider whose services are outsourced to independent contractors of the provider. We pay the third-party provider a per member, per month fee for its services. The third party provider is responsible for funding the services to its independent contractors.

•	Food and Entertainment and Other Miscellaneous Benefits — These services are also furnished by a third party provider who has established a network of 250,000 retail locations and has agreed to provide discounts to members. We pay the third-party provider a per member, per month fee for our members to access provider’s network of retail locations. Each retail location is responsible for funding the discounts to our members.
The Wholesale Plans segment also includes reimbursement of the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, we are responsible for reimbursing the client when (under the terms of the agreement with its customer) the client waives rental payments required of the customer under specifically defined and limited circumstances, including when the customer becomes unemployed for a stated period of time or when our client provides product service to its customer. These client reimbursements are expensed as incurred. (See “Business — Wholesale Plans,” above.)
The product service costs relate to an element of some of our plan offerings in the Wholesale Plans Division. This product service expense represents costs we incur on the repair of household merchandise. Plan members that complete their rental purchase term and choose to continue on a month-to-month membership are entitled to repair or replacement of such merchandise by the dealer in cases of mechanical failure. We reimburse the dealer for these costs. This element of a member’s plan terminates 12 months following the member’s date of product ownership (12 months following the end of the member’s rental term) or at any time that the member does not maintain its month-to-month membership.

Insurance Marketing - revenue reflects commissions and fees reported to us by insurance companies for policies sold by the division’s agents. Commissions and fees collected are recognized as earned on a monthly basis until the time that the underlying insurance contract is reported to the division as terminated. Our commission rates vary by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes administrative fees we charge and the interest income earned on commissions advanced to the independent agents.
Our Insurance Marketing Division business segment is conducted through our subsidiary, America’s Health Care/Rx Plan Agency, (“AHCP”). AHCP has full latitude to select the carriers and the products that it markets via its sub-agents. AHCP identifies a need and finds a carrier who has an existing product that fills this need. AHCP negotiates contracts with carriers and with associations to represent their products and within the contractual terms has the ability to discontinue product and/or carrier representation at its discretion. AHCP provides recommendations in product design and the carrier has the ultimate responsibility for establishing the product specifications. AHCP identifies and implements ongoing customer service activities with both customers and insurance agents.
AHCP is the primary obligor in regard to the commission with the insurance agents. AHCP holds the Master General Agent Agreement with each carrier, contracting agents to market the carriers’ products. The agents are contracted directly to AHCP and the carrier has no direct obligation to pay the agent. AHCP also receives advanced commissions from certain carriers that AHCP has full repayment responsibility. The carriers have no recourse from the agent for these advances as there is no direct contractual relationship between the carrier and the agent.
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
The Insurance Marketing Division advances agent commissions, up to nine months, for certain insurance programs. The advance commissions to our agents are funded partly by the insurance carriers we represent and partly by us. These advanced commissions are reflected on our balance sheet as advanced agent commissions. Collection of the commissions advanced (plus accrued interest and fees) is accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, we seek to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This Division also has the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.
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
Waiver Reimbursements
The Wholesale Plans Division has contractual arrangements to administer certain membership programs primarily in the rental purchase industry under which clients are reimbursed when the clients waive rental payments required of their customers under specifically defined and limited circumstances. These circumstances include situations in which the customers become unemployed for a stated period of time or when the clients provide product service to their customers. These reimbursement obligations do not have any kind of a tail that extends beyond the clients’ payment obligations following termination of the Division’s contractual arrangement or agreement with the clients or the clients’ customers. The estimated waiver reimbursement obligations are recorded as a liability. The amount of the waiver reimbursement liability requires the exercise of judgment and is based primarily upon number of members of clients that have waiver reimbursement contractual rights, trends in the unemployment rates within the applicable geographical areas and waiver reimbursement expenses incurred in prior periods.
Recent Accounting Pronouncements
In September 2011, the FASB Accounting Standards Update No. 2011-08 (ASU 2011-08), Intangibles-Goodwill and Other (Topic 350) — Testing Goodwill for Impairment issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. ASU 2011-08 became effective for the Company on September 30, 2011 and did not have a material impact on our financial position, results of operations, cash flows and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2010, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will become effective for the Company on October 1, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will become effective for the Company on October 1, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2011-04 to Topic 820 — Fair Value Measurements and Disclosures. The update, entitled Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) and also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The update is effective prospectively for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of this update will have a material impact on our financial statements.

Results of Operations
Introduction
We are a leading provider of consumer membership plans, healthcare savings membership plans and a marketer for individual major medical health insurance products. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our third party vendors that appeal to our client’s customers. We offer and sell third party major medical health insurance products through a national network of independent insurance agents.
The following table sets forth selected results of our operations for the fiscal years ended September 30, 2011 and 2010. We operate in four reportable business segments: Wholesale Plans, Retail Plans, Insurance Marketing and Corporate. The Wholesale Plans Division includes the operations of our customized membership marketing plans primarily offered at rent-to-own stores. The Retail Plans Division includes the operations from our healthcare savings plans and other membership plans offered in conjunction with organizations outside of the rental purchase industry. The Insurance Marketing Division offers and sells individual major medical health insurance products and related benefit plans. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

	For the Years Ended
	September 30,
($ in thousands)	2011	2010	%Change
Revenues	$52,993	$55,349	(4%)
Direct costs	30,510	39,044	(22%)
Operating expenses	11,939	11,474	4%

Operating income	10,544	4,831	118%
Net other income (expense)	14	(21)	(167%)

Income before income taxes	10,558	4,810	120%
Income taxes, net	4,311	1,762	145%

Net income	$6,247	$3,048	105%

The following tables set forth revenue, gross margin and operating income by segment.

	For the Years Ended
	September 30,
($ in thousands)	2011	2010	%Change
Revenues — by segment
Wholesale Plans	$25,242	$22,372	13%
Retail Plans (a)	16,866	17,458	(3%)
Insurance Marketing	16,697	20,641	(19%)
Corporate	—	—	—
Intercompany Eliminations	(5,812)	(5,122)	13%

Total	$52,993	$55,349	(4%)

Gross margin — by segment
Wholesale Plans (a)	$9,335	$5,997	56%
Retail Plans (a)	9,976	7,035	42%
Insurance Marketing	3,172	3,273	(3%)
Corporate	—	—	—

Total	$22,483	$16,305	38%

Operating income — by segment
Wholesale Plans (a)	$7,289	$4,034	81%
Retail Plans (a)	5,938	2,259	163%
Insurance Marketing	(2)	161	(101%)
Corporate	(2,681)	(1,623)	(65%)

Total	$10,544	$4,831	118%

(a)	Gross of intercompany eliminations

Discussion of Years Ended September 30, 2011 and 2010
Revenues decreased $2.3 million (a 4% decrease) during the 2011 fiscal year to $53.0 million from $55.3 million in 2010. The decrease in revenues was primarily due to:
•	Growth in our Wholesale Plans Division of approximately $2.8 million attributable to new rent-to-own locations and growth in our existing contracts (see the “Segment Discussion Analysis” below for additional information);
•	Our Retail Plans Division experienced a decrease of approximately $0.6 million, gross of intercompany eliminations (see the “Segment Discussion Analysis” below for additional information);
•	Our Insurance Marketing Division experienced a decrease of $3.9 million attributable to the minimum loss ratio requirement in the Health Care Reform Act that became effective in January 2011 and a decline in net revenue due to two of our contracted insurance carriers having ceased sales of new major medical insurance policies (see the “Segment Discussion Analysis” below for additional information); and
•	Other decreases of $0.7 million related to intercompany revenues that are eliminated in consolidations.
Direct costs decreased $8.5 million (a 22% decrease) during the 2011 fiscal year to $30.5 million from $39.0 million in 2010. The decrease in direct costs was attributable to the following:
•	Our Wholesale Plans operating segment experienced a decrease of $0.5 million primarily related to our clients’ product service and waiver of rental payment expenses (see the “Segment Discussion Analysis” below for additional information);
•	A decrease of $3.5 million in our existing Retail Plans Division due to a decline in commission expense relating to a decrease in advanced commissions due to a lower volume of new member enrollments (see “Segment Discussion Analysis” below for additional information);
•	Our Insurance Marketing Division experienced a decrease in direct costs of $3.9 million attributable to lower revenues (see the “Segment Discussion Analysis” below for additional information); and
•	Other decreases of $0.6 million.
Operating expenses increased $0.4 million (a 4% increase) during the 2011 fiscal year to $11.9 million from $11.5 million in 2010. The increase in operating expenses was attributable to the following:
•	A noncash goodwill impairment charge, in September 2011, of $0.5 million related to our Insurance Marketing Division (see the “Segment Discussion Analysis” below for additional information);
•	An increase in compensation expense of $0.8 million (see the “Segment Discussion Analysis” below for additional information); and
•	A decrease of $0.8 million in our Retail Plans Division primarily attributable to outside billing and administration expenses and the transfer of employees to other operating segments (see the “Segment Discussion Analysis” below for additional information).
Net other income increased $0.04 million during the 2011 fiscal year.
Provision for income taxes, net increased by $2.5 million during the 2011 fiscal year to $4.3 million from $1.8 million in 2010. The increase was attributable to an increase in pretax income and tax refunds of $0.5 million for federal and state income taxes for prior fiscal years recorded in the 2010 fiscal year.
Net income was approximately $6.2 million (12% of revenue) during the 2011 fiscal year compared to $3.0 million (6% of revenue) during 2010.

Wholesale Plans Division
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2011	2010	% Change
Results of operations
Revenues	$25,242	$22,372	13%
Direct costs	15,908	16,375	(3%)
Operating expenses	2,045	1,963	4%

Operating income	$7,289	$4,034	81%

Percent of revenue
Revenues	100%	100%	—
Direct costs	63%	73%	(10%)
Operating expenses	8%	9%	(1%)
Operating income	29%	18%	11%

Member count at September 30,	705,957	639,034	10%
Revenues increased $2.8 million (a 13% increase) during the 2011 fiscal year to $25.2 million from $22.4 million in 2010. The increase in revenues was attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients.
Direct costs decreased $0.5 million (a 3% decrease) during the 2011 fiscal year to $15.9 million from $16.4 million in 2010. The decrease was primarily attributable to: a) an increase of approximately $0.7 million associated with revenue growth; b) a decrease of $0.8 million for product service expenses and c) a decrease of $0.4 million for clients’ waiver of rental payments primarily due to a decrease in unemployment waiver expense primarily related to a decrease in the level of national unemployment. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,100 (78%) of our point-of-sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses were primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances including situations in which their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future. The decrease in product service expense is attributable to lower costs to repair and replace certain electronic equipment and a lower incidence of repairs.
Operating expenses remained at $2.0 million for the 2011 and 2010 fiscal years.
Operating income increased $3.3 million (an 81% increase) during the 2011 fiscal year to $7.3 million from $4.0 million in 2010.

Retail Plans Division
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2011	2010	% Change
Results of operations
Revenues	$16,866	$17,458	(3%)
Direct costs	6,890	10,423	(34%)
Operating expenses	4,038	4,776	(15%)

Operating income	$5,938	$2,259	163%

Percent of revenue
Revenues	100%	100%	—
Direct costs	41%	60%	(19%)
Operating expenses	24%	27%	(6%)
Operating income	35%	13%	24%

Member count at September 30,	1,594,592	1,572,880	1%
Revenues decreased $0.6 million (a 3% decrease) during the 2011 fiscal year to $16.9 million from $17.5 million in 2010. The decrease in revenues was primarily due to:
•	New business implemented in the second quarter of 2010 of $0.9 million;
•	35% of our existing clients are approaching the end of their contract term that resulted in a revenue decrease of $2.2 million; and
•	For clients not approaching the end of their contract term, revenue increased $0.7 million.
Direct costs decreased $3.5 million (a 34% decrease) during the 2011 fiscal year to $6.9 million from $10.4 million in 2010. The decrease in direct costs was attributable to:
•	A decrease in commission expense of $2.5 million due to lower levels of advanced commissions driven by lower member enrollments for an existing client whose revenue declined during the 2011 period;
•	A decrease of $1.6 million due to runoff for 35% of our legacy member revenue; and
•	An increase of $0.6 million due to revenue growth in our remaining legacy member revenue.
Operating expenses decreased $0.8 million (a 15% decrease) to $4.0 million during the 2011 fiscal year from $4.8 million in 2010. The decrease in operating expenses was attributable to:
•	A decrease in compensation expense of $0.4 million resulting from the transfer of employees to other operating segments and the elimination of two positions;
•	A decrease in outside billing and administration expenses of $0.5 million for an existing client whose revenue declined during the 2011 period; and
•	An increase for compensation expense of $0.1 related to bonus compensation.
Operating income increased $3.6 million (a 163% increase) to $5.9 million during the 2011 fiscal year from $2.3 million in 2010.

Insurance Marketing Division
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands except member data)	2011	2010	% Change
Results of operations
Revenues	$16,697	$20,641	(19%)
Direct costs	13,524	17,368	(22%)
Operating expenses	3,175	3,112	2%

Operating income (loss)	$(2)	$161	(101%)

Percent of revenue
Revenues	100%	100%	—
Direct costs	81%	84%	(3%)
Operating expenses	19%	15%	4%
Operating income	0%	1%	(1%)

Number of in-force policies	26,052	25,219	3%

Number of agents at September 30,	7,645	7,420	3%
Revenues decreased $3.9 million (a 19% decrease) during the 2011 period to $16.7 million from $20.6 million during the 2010 period. The decrease was attributable to the minimum loss ratio requirement in the Health Care Reform Act that became effective in January 2011 and that reduced our commissions on individual major medical insurance policies and a decline in revenue due to two of our contracted insurance carriers discontinuing the sale of new major medical insurance policies.
Direct costs decreased $3.9 million (a 22% decrease) during the 2011 period to $13.5 million from $17.4 million during the 2010 period. The decrease in direct costs was attributable to the decrease in revenues.
Operating expenses increased $0.1 million (a 2% increase) to $3.2 million during the 2011 period from $3.1 million during the 2010 period. The increase in operating expenses was attributable to impairment of goodwill of approximately $500,000 offset by a decrease in compensation expense and outsourced data services of approximately $400,000 during the during the 2011 period.
Operating income decreased $0.2 million (a 101% decrease) to a loss of $2,000 during the 2011 period from income of $0.2 million during the 2010 period.
Corporate
Selected Operating Metrics

	For the Years Ended September 30,
($ in thousands)	2011	2010	% Change
Results of operations
Revenues	$—	$—
Direct costs	—	—
Operating expenses	2,682	1,623	65%

Operating income	$(2,682)	$(1,623)	(65%)

Operating expenses increased $1.1 million to $2.7 million during the 2011 fiscal year from $1.6 million for 2010. The increase was attributable to:
•	An increase in stock compensation expense for employees and outside board of directors of $0.2 million;
•	An increase in compensation expense of $0.7 million related to higher levels of incentive plan compensation and salary increases for existing employees;
•	An increase in consulting and legal expenses of $0.1 million relating to our previously announced initiative to explore strategic alternatives; and
•	Other increases of $0.1 million.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
LIQUIDITY AND CAPITAL RESOURCES
We had unrestricted cash and cash equivalents of $13.5 and $5.4 million at September 30, 2011 and 2010, respectively. Our working capital was $13.8 million at September 30, 2011 compared to $5.7 million at September 30, 2010. The improvement of working capital by 8.1 million was due to the following:
•	Cash, net of restricted cash increased $7.5 million attributable to net income and a decrease in restricted cash;
•	Accrued compensation increased $0.8 million due to an accrual for incentive plan compensation;
•	Accounts receivable increased by $0.4 million primarily due to revenue growth;
•	Other accrued liabilities decreased $0.6 million attributable to other accrued liabilities of $0.3 million and income taxes payable of $0.3 million;
•	Deferred revenue decreased $0.6 million due to the termination of a contract during the 3rd quarter of 2011;
•	Deferred income taxes decreased $0.7 million due to a reduction of agent advance reserves at $0.3 million, a decrease in deferred revenue of $0.2 million resulting from the termination of a contract during the 3rd quarter of 2011 and other changes of $0.2 million;
•	Notes payable decreased $0.4 million due to the full repayment of the Commission Funding Group and Loyal American Life Insurance Company loans in March 2011 and December 2010, respectively; and
•	Other liabilities decreased $0.1 million.
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
Cash provided by operating activities was $7.9 million and $3.2 million for the fiscal years ended September 30, 2011 and 2010, respectively. The increase of $4.7 million was primarily attributable to:
•	An increase in net income of $3.2 million;
•	Accrued compensation increased $0.8 million due to an accrual for bonus compensation;
•	A decrease in deferred revenue of $0.4 million due to termination of an account during the 3rd quarter of 2011;
•	Goodwill impairment of $0.5 million attributable to our Insurance Marketing Division;
•	Stock compensation expense increased $0.1 million primarily attributable to common stock issued to our independent directors during the 2nd quarter of 2011 and stock options issued in fiscal year 2010;
•	Deferred income tax expense increased $0.2 million primarily attributable to decreases in advanced agent reserves and deferred revenue; and
•	Other increases of $0.3 million.

Cash provided by investing activities was $0.6 million and $.05 million for the fiscal years ended September 30, 2011 and 2010, respectively. The increase of $0.6 million was attributable to a decrease in restricted cash primarily due to the settlement of the The State of Texas v. States General Life Insurance Company legal proceedings on October 27, 2010 (as previously reported).
Cash used by financing activities was $0.4 million for the year ended September 30, 2011 compared to $2.0 million for the same prior fiscal year period. The decrease of $1.6 million was primarily attributable to:
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
The following table summarizes our known contractual obligations as of September 30, 2011:

		Payments Due By Period
		Less
		than 1	1-3	3-5	More than
Contractual obligations	Total	year	years	years	5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	167,504	167,504	—
Total	$167,504	$167,504	$—	$—	$—
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
The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Access Plans, Inc.
We have audited the accompanying consolidated balance sheets of Access Plans, Inc., and subsidiaries, as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Plans, Inc., and subsidiaries, as of September 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP
Greenwood Village, Colorado
December 21, 2011

Access Plans, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$13,464,618	$5,380,571
Restricted cash, current	213,178	786,871
Accounts receivable, net	4,896,587	4,429,885
Advanced agent commissions, net	1,546,035	4,619,814
Deferred income taxes, current	359,000	1,010,000
Prepaid expenses	57,969	69,987

Total current assets	20,537,387	16,297,128

Furniture, fixtures and equipment, net	158,813	327,560
Goodwill	3,876,339	4,376,339
Intangibles, net	2,045,815	3,010,823
Deferred income taxes, long term	691,000	736,000
Other assets	66,486	103,722

Total assets	$27,375,840	$24,851,572

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$890,591	$907,586
Accrued salaries and benefits	994,575	167,055
Accrued commissions	452,151	582,729
Unearned commissions	1,656,811	4,571,883
Waiver reimbursements liability	699,500	846,600
Deferred revenue	218,008	857,942
Current portion of notes payable to related parties and other notes	—	352,298
Liability for unrecognized tax benefit	166,000	166,000
Other accrued liabilities	1,627,051	2,185,431

Total current liabilities	6,704,687	10,637,524

Long term liabilities	—	—

Total liabilities	6,704,687	10,637,524

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,927,204 and 19,877,204 shares issued and outstanding, respectively.	19,927	19,877
Additional paid-in-capital	11,468,724	11,259,020
Accumulated earnings	9,182,502	2,935,151

Total stockholders’ equity	20,671,153	14,214,048

Total liabilities and stockholders’ equity	$27,375,840	$24,851,572

See the accompanying notes to the financial statements.

Access Plans, Inc. & Subsidiaries
Consolidated Statements of Operations

	Year Ended
	September 30,
	2011	2010
Revenues	$52,992,716	$55,349,075
Direct costs	30,510,011	39,044,305

Gross profit	22,482,705	16,304,770

Marketing and sales expenses	1,812,497	2,249,081
General and administrative expenses	8,472,284	8,064,528
Depreciation and amortization expense	1,154,170	1,159,691
Impairment of goodwill	500,000	—

Operating income	10,543,754	4,831,470

Other income (expense):
Other income	44,267	25,912
Other expense, net	(29,670)	(47,119)

	14,597	(21,207)

Net income before income taxes	10,558,351	4,810,263

Provision for income taxes:
Current	3,615,000	1,306,000
Deferred	696,000	457,000

Total provision for income taxes	4,311,000	1,763,000

Net income	$6,247,351	$3,047,263

Per share data:
Basic income	$0.31	$0.15

Diluted income	$0.30	$0.15

Basic weighted average shares outstanding	19,906,382	19,909,722

Diluted weighted average shares outstanding	20,742,842	20,110,572

See the accompanying notes to the financial statements.

Access Plans, Inc. & Subsidiaries
Consolidated Statements of Stockholders’ Equity

			Additional	Accumulated	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at September 30, 2009	21,633,705	$21,633	$11,584,359	$(112,112)	$11,493,880

Treasury shares purchased and retired	(1,856,501)	(1,856)	(498,144)	—	(500,000)

Stock options exercised	100,000	100	82,900	—	83,000

Stock options issued to employees and directors	—	—	89,904	—	89,904

Net income	—	—	—	3,047,263	3,047,263

Rounding		—	1	—	1

Balance at September 30, 2010	19,877,204	19,877	11,259,020	2,935,151	14,214,048

Stock issued to directors	50,000	50	44,950	—	45,000

Stock options issued to employees	—	—	164,754	—	164,754

Net income	—	—	—	6,247,351	6,247,351

Balance at September 30, 2011	19,927,204	$19,927	$11,468,724	$9,182,502	$20,671,153

See the accompanying notes to the financial statements.

Access Plans, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$6,247,351	$3,047,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,154,170	1,159,691
Deferred tax expense	696,000	457,000
Impairment of goodwill	500,000	—
Stock compensation expense	209,754	89,904
Reduction in related party debt	—	(94,444)
Amortization of loan discount to interest expense	—	38,643
Provision for losses on receivables and advanced agent commissions	106,990	35,310
Loss on disposal of equipment	2,038	—
Change in operating assets and liabilities, net of acquisition:
Receivables	(573,692)	(675,412)
Advanced agent commissions	3,073,779	1,207,593
Prepaid expenses and other assets	49,253	163,119
Accounts payable	(16,995)	140,666
Accrued salaries and benefits	827,520	(80,020)
Unearned commissions	(2,915,072)	(1,187,284)
Deferred revenue	(639,934)	(165,059)
Claims and other accrued liabilities	(836,058)	(952,968)

Net cash provided by operating activities	7,885,104	3,184,002

Cash flows from investing activities
Decrease in restricted cash	573,693	183,507
Purchase of equipment	(22,453)	(136,275)

Net cash provided by investing activities	551,240	47,232

Cash flows from financing activities
Increase in short term debt	—	196,421
Payments on promissory notes — related parties	—	(1,030,348)
Payment on promissory notes — other	(352,297)	(707,919)
Purchase of treasury stock	—	(500,000)
Stock options exercised	—	83,000

Net cash (used by) financing activities	(352,297)	(1,958,846)

Net increase in cash and cash equivalents	8,084,047	1,272,388
Beginning of period	5,380,571	4,108,183

End of period	$13,464,618	$5,380,571

See the accompanying notes to the financial statements.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
NOTE 1. DESCRIPTION OF THE BUSINESS
Access Plans, Inc. (the “Company”) became a holding company of Alliance HealthCard and its subsidiaries and the registrant under the Securities Exchange Act of 1934 following approval by the shareholders of Alliance HealthCard, Inc. (“Alliance HealthCard”), effective December 7, 2010. Alliance HealthCard Acquisition Corp., a subsidiary of Access Plans, Inc., an Oklahoma corporation, also one of Alliance HealthCard’s wholly-owned subsidiaries, merged into Alliance HealthCard. The shareholders of Alliance HealthCard exchanged their Alliance HealthCard common stock shares on a one-for-one basis for common stock shares of Access Plans, Inc.
Alliance HealthCard, our subsidiary, was founded in 1998 and is a provider of discount medical plans with a focus on creating, marketing, and distributing membership savings programs primarily to the underserved markets in the United States. The Company’s original programs offered attractive savings in approximately 16 areas of health care, including physician visits, hospital stays, chiropractics, vision, dental, pharmacy, hearing, and patient advocacy, among others. On February 28, 2007, the Company completed the merger-acquisition of BMS Holding Company (“BMS Holding”) and its subsidiaries, Benefit Marketing Solutions, LLC (“BMS”) and BMS Insurance Agency. For financial reporting purpose, BMS Holding was considered the acquiring entity and historical financial statements prior to March 2007 reflect the activities of BMS as adjusted for the effect of the recapitalization that occurred at the merger date. Activities of Alliance HealthCard prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. While the Company continues to market its successful health oriented programs, the merger has expanded the Company’s business scope to include programs that offer discount savings on dining and entertainment, automotive, legal and financial, as well as insurance programs including leased property, involuntary unemployment, accidental death and dismemberment, extended service plans and administration of waivers plans offered by our clients. The Company sells its membership savings programs to retailers, insurance companies, finance companies, banks, employer groups and association-based organizations through direct sales or independent marketing consultants, and is now a leading provider of value added membership plans sold in conjunction with point-of-sale transactions.
BMS was formed in February 2002 and is a national membership program benefits organization that design, markets, and distributes membership programs for rental-purchase companies, financial organizations and retailers. These membership programs are sold as part of a point-of-sale transaction or through direct marketing efforts. The point-of-sale membership plans are sold through approximately 5,450 locations in the U.S., Puerto Rico and Canada.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the following Company wholly owned subsidiaries that include:
Benefit Marketing Solutions, LLC and its subsidiary BMS Insurance Agency, LLC
Alliance HealthCard, Inc. and its subsidiaries PME and Alliance HealthCard of Florida, Inc.,
Access Plans USA, Inc. and its subsidiary The Capella Group, Inc. and America’s Health Care/Rx Agency, Inc. and its subsidiary Care Financial.
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
Intangible assets deemed acquired in connection with Access Plans USA, were valued at $3,000,000 and are being amortized over the estimated useful life of those assets (See Note 4 —Goodwill and Intangible Assets, below). Amortization expense totaled $465,000 during each of the fiscal years ended September 30, 2011 and 2010.
Customer lists acquired in an acquisition are capitalized and amortized over the estimated useful lives of the customer lists. Customer lists deemed acquired in 2007 were valued at $2,500,000 and are being amortized over 60 months, the estimated useful life of the list. Amortization expense totaled $500,000 during each of the fiscal years ended September 30, 2011 and 2010.
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
Revenue Recognition
In accordance with [Securities and Exchange Commission Staff Accounting Bulletin (No. 104) Revenue Recognition, (ASC Topic 605-10)], the Company recognizes revenue when four basic criteria are met:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.
Revenue for each of our segments is presented on a gross basis. We contract with our clients to offer our products to their consumers at a contractually agreed upon per member per month rate which is the amount of revenue recognized on a monthly basis. Our clients determine their own markup above their contracted rate with us and that amount has no impact on our revenue.
Wholesale Plans — The Wholesale Plans membership offerings are made primarily through Rental Purchase businesses to their customers as an incremental add-on sale to their rental of durable household merchandise. These businesses contract with the Company to provide a package of benefits to their enrolled customers that the Company supports with member fulfillment and customer service. They the Company per enrolled member fee per month.
Retail Plans — The Retail Plans membership offerings are in conjunction with non-Rental Purchases businesses, direct to consumers via the Internet or a multi-level marketing channel. The Company’s clients in this segment include insurance companies, household product retailers, pharmacies, employer groups, financial organizations and associations. About half of the revenue of this segment was derived from membership plans whereby consumers make periodic membership payments directly to the Company generally on a monthly basis via credit card, debit card or automated clearing house transactions. The Company recognizes this revenue on a monthly basis. The remainder of revenue within this segment is derived from membership plan sales whereby the fees are collected by the Company’s clients or where the Company has contractual arrangements to provide administrative services for a membership offering.
Benefits and costs associated with our Wholesale and Retail Plans membership offerings were as follows:
•	Discount Medical — In order to deliver our discount medical membership offerings, the Company contracts with third parties having established national networks of service providers which have agreed to provide discounts to the Company’s members. The Company paid the company that organized the network a per member, per month fee for the Company’s members to access the network of providers and the Company expenses these fees on a monthly basis as incurred. The network service providers were responsible for funding the discounts to the Company’s members. In addition, the Company maintains networks of dental and vision providers, under the brand names Access Dental and Access Vision, through which the Company’s members may obtain discounts from usual and customary charges.
•	Insurance — For its insurance offerings, the Company contracts with a third party insurance company to

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
•	provide the coverage the Company’s members have selected. Multiple insurance products are available and each product has a contractually agreed upon premium associated with it. The Company paid and expensed the premium for each member’s plan on a monthly basis. The third party insurance company is responsible for providing the coverage.
•	Automotive Discounts — The automotive service offerings are furnished by a third party provider whose services are outsourced to independent contractors of the provider. The Company paid the third party provider a per member, per month fee for its services. The third party provider was responsible for funding the services to its independent contractors.
•	Food and Entertainment and Other Miscellaneous Benefits — These services are also furnished by a third party provider who has established a network of 250,000 retail locations that has agreed to provide discounts to the Company’s members. The Company paid the third party provider a per member, per month fee for the Company’s members to access provider’s network of retail locations. Each retail location was responsible for funding the discounts to the Company’s members.
The Wholesale Plans segment also includes reimbursement of the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company was responsible for reimbursing the client when (under the terms of the agreement with its customer) the client waives rental payments required of the customer under specifically defined and limited circumstances, including when the customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. These client reimbursements are expensed as incurred. See Note 13 — Waiver Reimbursements Liability, below.
The product service costs relate to an element of some of the Company’s plan offerings in the Wholesale Plans division. This product service expense represents costs the Company incurs on the repair of household merchandise. Plan members that complete their rental purchase term and choose to continue on a month-to-month membership were entitled to repair or replacement of such merchandise by the dealer in cases of mechanical failure. The Company reimbursed the dealer for these costs. This element of a member’s plan terminates 12 months following the member’s date of product ownership (12 months following the end of the member’s rental term), or at any time that membership lapsed.
Insurance Marketing Division - revenue reflects commissions and fees reported to the Company by insurance companies for policies sold by the division’s agents. Commissions and fees collected were recognized as earned on a monthly basis until the time that the underlying contract was reported to the Division as terminated. The Company’s commission rates varied by insurance carrier, the type of policy purchased by the policyholder and the amount of time the policy has been active, with commission rates typically being higher during the first 12 months of the policy period. Revenue also includes administrative fees the Company charges and the interest income earned on commissions advanced to the independent agents.
The Insurance Marketing Division conducted its operations in the Company’s subsidiary, America’s Health Care/Rx Agency, Inc. (“AHCP”). AHCP has full latitude to select the carriers and the products that it markets via its sub-agents. AHCP identified a need and found a carrier who had an existing product that fills this need. AHCP negotiated contracts with carriers and with associations to represent their products and within the contractual terms has the ability to discontinue product and/or carrier representation at its discretion. AHCP provided recommendations in product design and the carrier has the ultimate responsibility for establishing the product specifications. AHCP identified and implemented ongoing customer service activities with both customers and insurance agents.
AHCP was the primary obligor in regard to the commission with the insurance agents. AHCP held the Master General Agent Agreement with each carrier, contracting agents to market the carriers’ products. The agents were contracted directly to AHCP and the carrier has no direct obligation to pay the agent. AHCP also received advanced commissions from certain carriers that AHCP has full repayment responsibility. The carriers had no recourse from the agent for these advances as there were no direct contractual relationship between the carrier and the agent.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Unearned commissions comprise commission advances received from insurance carriers but not yet earned or collected. These advances were subject to repayment back to the carrier in the event that the policy lapses before the advanced commissions were earned and collected. Additionally, enrollment fees received were recorded as deferred revenue and amortized over the expected weighted-average life of the policies sold which were approximately 18 months. Policy acquisition costs, principally lead and marketing credits, were capitalized and amortized over the same weighted-average life, to the extent these deferred costs do not exceed the related gross deferred revenue. Any excess costs were expensed as incurred.
Accounts Receivable
Accounts receivable generally represent membership fees due from the Company’s Wholesale Plans and Retail Plans Divisions’ customers and commissions and fees due from insurance carriers and plan sponsors for the Company’s Insurance Marketing Division. Accounts receivable were reviewed on a monthly basis to determine if any receivables would be potentially uncollectible. An allowance was provided for any accounts receivable balance where recovery was considered to be doubtful. Accounts receivable were written off when they are determined to be uncollectible. The allowance for doubtful accounts were $102,242 and $98,929 respectively at September 30, 2011 and September 30, 2010. Bad debt expense totaled $160,878 and $43,119 respectively for the years ended September 30, 2011 and September 30, 2010.
The Company’s customers were located in 48 states and were not confined to a single geographic area.
Commission Expense
Commission expense was based on the applicable rates applied to membership revenues billed or insurance commissions collected, and were recognized as incurred on a monthly basis until the underlying program member or insurance policy was terminated.
The Insurance Marketing Division advances agent commissions, up to nine months, for certain insurance programs. The advance commissions to our agents were funded partly by the insurance carriers the Company represented and partly by the Company. These commissions advanced to agents were reflected on our balance sheet as advanced agent commissions. Collection of the commissions advanced (plus accrued interest and fees) was accomplished by withholding amounts earned by the agent on the policy upon which the advance was made. In the event of early termination of the underlying policy, the division sought to recover the unpaid advance balance by withholding advanced and earned commissions on other policies sold by the agent. This Division also had the contractual right to pursue other sources of recovery, including recovery from the agents managing the agent to whom advances were made.
Advanced agent commissions were reviewed and an allowance was provided for those balances where recovery is considered doubtful. This allowance required judgment and was based primarily upon estimates of the recovery of future commissions expected to be earned by the agents with outstanding balances and, where applicable, the agents responsible for their management. Advances were written off when determined to be non-collectible.
The Retail Plans Division advances agent commissions for certain retail plan programs. The advance commissions to our agents were funded by the Company and were reflected on the balance sheet as advanced agent commissions. Collection of the commissions advanced was accomplished by predetermined sales quotas that must be attained prior to the payment of additional commissions. In the event of early termination of the program, the Division recovered the unpaid advance balance by withholding amounts earned by the agent on the memberships upon which the advance was made. In addition, certain membership persistency levels must have been maintained.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Advertising Expense
The Company’s advertising was non-direct and the costs were expensed as incurred. During the years ended September 30, 2011 and 2010, the Company incurred $14,435 and $19,392, respectively of advertising expense.
Cash and Cash Equivalents
We consider cash and cash equivalents to be cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less that could have been used for operations.
Restricted Cash
Restricted cash consisted of short term investments with original maturities of one year or less. The investments were pledged to secure letters of credit required as collateral for surety bonds.
Certain Reclassifications
Certain 2010 items were reclassified to conform to the current year presentation. Such reclassifications had no effect on 2010 net income.
Furniture, Fixtures and Equipment
Property and equipment were carried at cost less accumulated depreciation and amortization. Depreciation and amortization expenses were recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements were depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs were charged to expense as incurred.
Expenditures that extend the physical or economic life of property and equipment were capitalized. The estimated useful lives of property and equipment were as follows:

Furniture and Fixtures	7-10 years
Leasehold Improvements	Over the term of the lease, or useful life, whichever is shorter ranging from one year to three years
Computers and Office Equipment	3-5 years
Software	3 years
Earnings per Share
Basic net earnings (loss) per common share was computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share was determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses were reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would have been anti-dilutive.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements
In September 2011, the FASB Accounting Standards Update No. 2011-08 (ASU 2011-08), Intangibles-Goodwill and Other (Topic 350) — Testing Goodwill for Impairment issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. ASU 2011-08 became effective for the Company on September 30, 2011 and did not have a material impact on our financial position, results of operations, cash flows and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2010, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will become effective for the Company on October 1, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will become effective for the Company on October 1, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2011-04 to Topic 820 — Fair Value Measurements and Disclosures. The update, entitled Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) and also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The update is effective prospectively for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of this update will have a material impact on our financial statements.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION
Cash payments for interest and income taxes and certain non-cash transactions for the years ended at September 30, were as follows:

	2011	2010

Interest	$8,064	$64,571
Income taxes paid	$4,896,151	$1,624,000
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Based on the Company’s (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, the Company determined that the carrying value of goodwill related to our Insurance Marketing Division exceeded its fair value. Accordingly, the Company recorded a noncash impairment charge, in September 2011, of $500,000. The Company’s evaluation of goodwill and indefinite lived intangible assets completed during September 2010 resulted in no impairment losses.
Goodwill allocated to each reportable segment consisted of the following:

	Goodwill	Impairment	Net
2011
Wholesale Plans	$455,000	$—	$455,000
Retail Plans	2,816,027	—	2,816,027
Insurance Marketing	1,105,312	500,000	605,312

Total	$4,376,339	$500,000	$3,876,339

	Goodwill	Impairment	Net
2010
Wholesale Plans	$455,000	$—	$455,000
Retail Plans	2,816,027	—	2,816,027
Insurance Marketing	1,105,312	—	1,105,312

Total	$4,376,339	$—	$4,376,339

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 4. GOODWILL AND INTANGIBLE ASSETS (continued)
Intangible assets resulting from mergers and acquisitions, as of September 30, 2011 and 2010, were as follows:

	Useful	2011			2010
	Life	Gross	Accumulated		Accumulated
	(Years)	Amount	Amortization	Net	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	(2,291,685)	208,315	$(1,791,677)	$708,323

Access Plans USA
In-force books of business	5	1,200,000	(600,000)	600,000	(360,000)	840,000

Agency relationships	8	1,500,000	(468,750)	1,031,250	(281,250)	1,218,750
Proprietary programs	8	300,000	(93,750)	206,250	(56,250)	243,750

Total		$5,500,000	(3,454,185)	2,045,815	$(2,489,177)	$3,010,823

Amortization expense for the years ended September 30, 2011 and 2010 was $965,000, respectively.
Amortization expense for the next five years related to these intangible assets is expected to be as follows:

2012	$673,000
2013	$465,000
2014	$345,000
2015	$225,000
2016	$225,000
NOTE 5 . OTHER LONG TERM DEBT
During March 2008, Access Plans USA, Inc. obtained an installment loan of $1,605,000 from Commission Funding Group (CFG), a specialty lending corporation, requiring monthly interest and principal installments. The CFG loan was paid in full in March 2011.
In January 2010, America’s Healthcare/Rx Plan Agency (AHCP) obtained a $195,800 loan from Loyal American Life Insurance Company (Loyal). This loan was paid in full in December 2010. The loan represented AHCP’s unsecured obligations or advances from Loyal.
Principal payments made on these loans for the years ended September 30, 2011 and 2010 were $352,297 and $707,919, respectively. Interest payments made on these loans for the years ended September 30, 2011 and 2010 were $8,064 and $60,591, respectively.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 6. FURNITURE AND EQUIPMENT
Furniture and equipment consists of the following at September 30, 2011 and 2010:

	2011	2010
Furniture, fixtures and equipment	$433,023	$425,162
Websites	3,500	33,595
Software	286,184	249,696
Leasehold improvements	118,109	118,109

	840,816	826,562
Less: accumulated depreciation and amortization	(682,003)	(499,002)

	$158,813	$327,560

Depreciation expense for the years ended September 30, 2011 and 2010 was $189,166 and $194,687 respectively.
NOTE 7. ADVANCED AGENT COMMISSIONS
Advanced agent commissions consisted of the following at September 30, 2011 and 2010:

	2011	2010
Advances funded by:
Insurance carriers	$1,656,650	$4,571,883
Specialty lending corporation	—	352,298
Self-funded	624,991	1,168,572

Sub-total	2,281,641	6,092,753
Allowance for doubtful recoveries	(735,606)	(1,472,939)

Advanced agent commissions, net	$1,546,035	$4,619,814

The Company recognized bad debt expense on advanced agent commissions of $0 for each of the fiscal years ended September 30, 2011 and 2010.
NOTE 8. STOCK BASED COMPENSATION
In conjunction with certain employment and consulting agreements, the Company granted stock options exercisable for the purchase of common stock shares of 50,000 and 940,000 during the years ended September 30, 2011 and 2010, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical prices of our stock. The Company used historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company dids not provide for any expected dividends or discount for post-vesting restrictions in the model.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 8. STOCK BASED COMPENSATION (continued)

	2011	2010
Estimated volatility	79%	81%
Dividend yield	0%	0%
Risk free interest rate	1.0%	1.0%
Expected lives	4 Years	4 Years
Information regarding the options is as follows:

	Weighted
	Average
	Exercise	Options	Options
	Price	Outstanding	Exercisable
Balance at September 30, 2009		1,601,787	1,562,435
Granted	$1.07	940,000	—
Forfeited	$4.93	(171,676)	(146,514)
Exercised	$0.83	(100,000)	(100,000)
Became exercisable	$0.62	—	212,512

Balance at September 30, 2010		2,270,111	1,528,433
Granted	$1.04	50,000	50,000
Forfeited	$0.83	(382,000)	(382,000)
Exercised	$—	—	—
Became exercisable	$0.78	—	221,678

Balance, September 30, 2011		1,938,111	1,418,111

The Company recognized stock compensation expense of $209,754 and $89,904, respectively during the years ended September 30, 2011 and 2010. As of September 30, 2011, the Company had approximately $295,000 of future compensation expense which the Company expects to record in the statements of operations through 2014.
The following table summarizes information about stock options outstanding at September 30, 2011.

Range of exercise price	$0.55 - 6.86
Number outstanding	1,938,111
Weighted average remaining contractual life	5.4 Years
Weighted average exercise price	$1.17
During the year ending September 30, 2011, no options were exercised. During the year ending September 30, 2010, options were exercised for the purchase of 100,000 common stock shares for $83,000.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 9. INCOME TAXES
Components of income tax expense for the fiscal years ended September 30, 2011 and 2010 were as follows:

	2011	2010

Current income tax expense
Federal	$3,419,000	$1,419,000
State	196,000	(113,000)

Total current income tax expense	3,615,000	1,306,000

Deferred income tax
Federal	676,000	447,000
State	20,000	10,000

Total deferred income tax	696,000	457,000

Net income tax expense	$4,311,000	$1,763,000

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US federal income tax rate to income before taxes was as follows:

	Fiscal Year Ended September 30,
	2011	2010
Computed tax at federal statutory rate of 34%	$3,590,000	$1,635,000
State income taxes	196,000	61,000
Tax effect of non deductible amortization of intangible assets	178,000	178,000
Tax effect of non deductible amortization of impairment of goodwill	170,000	—
Tax effect of utilization of NOL	(147,000)	(147,000)
Tax effect of deferred revenue	213,000	—
Tax effect of agent advanced reserves	286,000	—
Tax effect of stock compensation expense	(102,000)	—
Non-deductible expenses	15,000	16,000
Other	(88,000)	20,000

Provision for income taxes	$4,311,000	$1,763,000

Effective tax rate	41%	37%

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 9. INCOME TAXES (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2011 and 2010 were as follows:
Deferred Income Tax Assets

	2011	2010
Current
Revenue deferred for financial reporting purposes	$44,000	$257,000
Agent advance reserves for financial reporting purposes	257,000	544,000
State tax credit	—	100,000
Other deferred tax assets, current for financial reporting purposes	58,000	109,000

Total	359,000	1,010,000

Long Term
Book depreciation in excess of tax depreciation	28,000	57,000
Intangible assets for financial reporting purposes	(368,000)	(493,000)
Covenant not to compete for financial reporting purposes	79,000	85,000
Other deferred tax assets for financial reporting purposes	102,000	90,000
NOL carryover	850,000	997,000

Total	691,000	736,000

Total deferred tax assets	1,050,000	1,746,000
Less Valuation allowance	—	—

Net Deferred income tax asset at September 30,	$1,050,000	$1,746,000

As of September 30, 2011, the Company had a net operating loss carry-forward of approximately $2,500,000 that will expire as follows:
Fiscal year ended September 30,

2017	$619,000
2018	226,000
2023	861,000
2025	468,000
2029	326,000

$2,500,000

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 9. INCOME TAXES (Continued)
The balance of unrecognized tax benefits, the amount of related interest and penalties the Company provided and what the Company believed to be the range of reasonably possible changes in the next 12 months were:

Unrecognized tax benefits	$141,000
Portion that, if recognized, would reduce tax expense and effective tax rate	141,000
Accrued interest and penalties on unrecognized tax benefits	25,000
Portion that, if recognized, would reduce tax expense and effective tax rate	25,000
A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	2011	2010
Beginning balance	$166,000	$166,000
Additions for tax positions of the current year	—	—

Ending balance	$166,000	$166,000

During the years ended September 30, 2011 and 2010, the Company did not recognize additional penalties and interest beyond the adequacy of the 2008 interest and penalties of approximately $25,000 as additional accrual is not significant. These amounts have been accounted for as income tax expense in 2008. As stated below, due to the Company no longer being subject to US federal, state or local income tax examinations by tax authorities for years prior to 2008 the unrecognized tax benefit and accrued interest have been classified as a current liability.
With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2008.
NOTE 10. EARNINGS PER SHARE
Basic earnings per common share for the fiscal years ended September 30, 2011 and 2010 were calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share for the years ended September 30, 2011 and 2010 were calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus the dilutive potential common shares, which were determined as follows:

	Fiscal Year Ended September 30,
	2011	2010

Weighted-average common shares	19,906,382	19,909,722
Effect of dilutive securities
Options to purchase common stock	836,460	200,850

Diluted potential common shares	20,742,842	20,110,572

Dilutive potential common shares were calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds were exhausted, represent the potential dilutive effect of the securities.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 11. RELATED PARTY TRANSACTIONS
Operating Lease
The Company occupies its corporate offices and Wholesale Plans Division in Norman, Oklahoma under a lease that expires September 30, 2012. The total leased space was approximately 6,523 square feet. The lease agreement was with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of the Company’s Directors, President and Chief Financial Officer. This lease was executed on May 1, 2005, amended on August 1, 2006 and August 1, 2008, September 30, 2010, and September 30, 2011. In the event the Company is required to move from the current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which the office space is currently occupied and the rental rate may be substantially greater.
The Company’s rent expense associated with related party transactions was approximately $98,985 and $103,162 for the years ending September 30, 2011 and 2010, respectively.
The Company’s minimum future rental payments due under the related party non-cancelable operating lease arrangements were as follows:

Year Ending September 30,	Amount
2012	$98,985
NOTE 12. OPERATING LEASES
The Company’s Retail Plans Division and Insurance Marketing Division occupied 25,024 square feet of office space under two lease agreements with an unaffiliated third party that expires November 15 and November 30, 2011. These were located at 4929 West Royal Lane, Suite 200, Irving, Texas 75063.
The Company’s rent expense associated with operating leases of the Irving office was $228,119 and $233,035 for the years ended September 30, 2011 and 2010, respectively.
Future minimum rental payments due under the non-cancelable operating lease arrangements were as follows:

Year Ending September 30,	Amount
2012	68,519
NOTE 13. WAIVER REIMBURSEMENTS LIABILITY
The Company has entered into contractual arrangements to administer certain membership programs for its clients, primarily in the rental purchase industry. For some clients, the administration duties include reimbursing the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company was responsible for reimbursing the client when (under the terms of the agreement with the client’s customer) the client waives rental payments required of the client’s customer under specifically defined and limited circumstances, including the situation when the customer becomes unemployed for a stated time period or when the Company’s client provided product service to its customer.
The life of the contracts subject to the Company’s reimbursement of clients for the waiver of rental payments and product service commitments is generally one week. The Wholesale Plans Division clients in the rental purchase industry entered into agreements with their customers for the rental of merchandise that had a term equivalent to their scheduled payment period and for the majority of agreements that period is one week. The agreement was renewed weekly by the customer by making its scheduled weekly payment. The average length of a customer relationship under such an agreement lasted for four months as approximately 75% of the customers return the rented item within the four months, 17% exercised early purchase options and 8% rent for the full term and became owners. The customer may return the merchandise and terminate the rental agreement at any time without any future obligation.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 13. WAIVER REIMBURSEMENTS LIABILITY (continued)
Product service expense represented costs the Company incurred on the repair of household merchandise. Plan members that completed their rental purchase term and choose to continue their membership on a month-to-month basis were entitled to repair or replacement of such merchandise by the dealer in cases of mechanical failure. The Company reimbursed the dealer for those costs. This element of a member’s plan terminated 12 months following their date of product ownership (12 months following the end of the member’s rental term) or at any time that the member did not maintain its month-to-month membership.
The Company’s policy was to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to the Company’s clients in the event the Company’s reimbursement obligations required payment in the future. The Company’s obligations for these reimbursements did not have any kind of a tail that extended beyond the Company’s client’s payment obligations following termination of the contractual arrangement or agreement with either the Company’s client or the client’s customer. The Company’s estimated incurred-but-not-reported-reimbursements obligation consisted of the following:

	2011	2010
Balance at Beginning of Year	$846,600	$1,102,900
Claims Paid	(5,214,649)	(6,288,793)
Claims Accrued	5,067,549	6,032,493

Balance at End of Year	$699,500	$846,600

NOTE 14. CONCENTRATION OF CREDIT RISK
The Company used financial institutions in which the Company maintained cash balances that at times may have exceeded federally insured limits. The Company did not experience any losses in those accounts and management believed the Company was not exposed to any significant credit risk respecting its cash and cash equivalents. The Company’s uninsured cash balance totaled $12,523,732 and $5,102,500 at September 30, 2011 and 2010, respectively.
Concentration of credit risk with respect to accounts receivable was due to a high volume of business conducted with two customers in the Company’s Wholesale Plans and Insurance Marketing Divisions. Approximately 25% and 47% of total accounts receivable were due from two customers as of September 30, 2011 and 2010, respectively. Approximately 23% of total accounts receivable were due from one customer in the Company’s Wholesale Plans Division as of September 30, 2011. Approximately 41% and 40% of total sales were generated from two customers for the fiscal year ended September 30, 2011 and 2010, respectively. Total sales generated from one customer in the Company’s Wholesale Plans Division was $13.3 million, (25% of total revenue) and $11.9 million, (21% of total revenue), during the fiscal years ended September 30, 2011 and 2010, respectively.
Approximately 48% and 50% of the total accounts payable and trade-related accrued liabilities related to two and three parties, for the years ended September 30, 2011 and 2010, respectively.
NOTE 15. DEFINED CONTRIBUTION PLAN
The Company implemented a 401(k) plan on August 1, 2004. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 18. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective August 1, 2007, the Company implemented a non-elective contribution to the Plan of 50% up to 6% of the employee’s contribution. The non-elective contributions are allocated to all employees eligible to participate in the Plan. The non-elective contributions are subject to a vesting schedule that takes five years of service to become 100% vested. All accounts are participant-directed accounts. The Company made non-elective contributions of $83,319 and $69,524 for the fiscal years ended September 30, 2011 and 2010, respectively.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2011 and 2010 due to the relatively short-term nature of these instruments.
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

	Level 1	Level 2	Level 3
Goodwill	$—	$—	$3,876,339

We performed the goodwill impairment analysis at September 30, 2011 utilizing a discounted cash flow analysis, which is a non-recurring level three fair value measurement and determined the fair value of goodwill was impaired in the amount of $500,000.

Level 3
Reconciliation of Level 3:
Goodwill, at September 30, 2010	$4,376,339
Impairment recorded	(500,000)

Goodwill, at September 30, 2011	$3,876,339

As of September 30, 2011 and 2010, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.
NOTE 17 — TREASURY STOCK
On October 27, 2009, the Company finalized an agreement with the Peter W. Nauert Revocable Trust in which the Company paid $500,000 as part of a stock repurchase-settlement transaction that settled the litigation with States General Life Insurance Company (The State of Texas v. States General Life Insurance Company, Case No. GV-500484, 126th District Court, Travis County, Texas) and by which, as part of and a condition of the settlement, the Company repurchased 1,856,401 shares of its common stock from the Peter W. Nauert Revocable Trust for the $500,000 settlement payment.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2011
Revenue	$14,276,142	$13,781,053	$13,077,323	$11,858,198
Gross profit	$5,483,023	$5,637,988	$5,788,571	$5,573,123
Net income	$1,511,510	$1,870,948	$1,525,507	$1,339,386
Diluted net income per share	$0.08	$0.09	$0.07	$0.06

2010
Revenue	$13,302,648	$13,460,566	$14,370,700	$14,215,161
Gross profit	$4,502,940	$3,999,605	$4,421,408	$3,380,817
Net income	$896,495	$735,309	$948,350	$467,109
Diluted net income per share	$0.04	$0.04	$0.05	$0.02
NOTE 19. SEGMENT REPORTING
Historically, the Company pursued similar marketing strategies for its Wholesale and Retail Plans Divisions and thus the Divisions were managed at a corporate level rather than on a segment basis.
Effective with the acquisition of Access Plans USA on April 1, 2009, the Company began pursuing distinct marketing strategies and developed separate management teams for each of its Divisions. The Company’s operations now consist of the following segments: a) Wholesale Plans; b) Retail Plans; c) Insurance Marketing and d) Corporate.

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 19. SEGMENT REPORTING (Continued)
Reportable business segment information follows:

	For the Years Ended
	September 30,
($ in thousands)	2011	2010	% Change
Revenues — by segment
Wholesale Plans	$25,242	$22,372	13%
Retail Plans (a)	16,866	17,458	(3%)
Insurance Marketing	16,697	20,641	(19%)
Corporate	—	—	—
Intercompany Eliminations	(5,812)	(5,122)	13%

Total	$52,993	$55,349	(4%)

Gross margin — by segment
Wholesale Plans (a)	$9,335	$5,997	56%
Retail Plans (a)	9,976	7,035	42%
Insurance Marketing	3,172	3,273	(3%)
Corporate	—	—	—

Total	$22,483	$16,305	38%

Operating income — by segment
Wholesale Plans (a)	$7,289	$4,034	81%
Retail Plans (a)	5,938	2,259	163%
Insurance Marketing	(2)	161	(101%)
Corporate	(2,681)	(1,623)	(65%)

Total	$10,544	$4,831	118%

	For the Years Ended
	September 30,
	2011	2010
Segment assets
Wholesale Plans (a)	$31,517	$18,998
Retail Plans (a)	35,354	26,369
Insurance Marketing	5,314	8,499
Corporate	(44,809)	(29,014)

Total	$27,376	$24,852

a)	Before intercompany eliminations

ACCESS PLANS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 20.LEGAL PROCEEDINGS
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
On October 30, 2008 The Hartford Accident and Indemnity Co. assumed payment of defense costs pursuant to a reservation of rights letter issued on that date. The Hartford’s duty to defend was litigated in Hartford Accident and Indemnity Insurance Company v. The Capella Group, Inc. D/b/a Care Entrée; Civil Action File No: 4:09-cv-295 which was filed on May 27, 2009 The Court on December 21, 2009 issued a memorandum opinion granting the Company’s motion for summary judgment denying the summary judgment motion of Hartford on the duty to defend issue, ruling that the Hartford was obligated to provide a defense in the Rivell action. The Court denied the Company’s motion for attorney’s fees related to the summary judgment motions and ruled that a decision on the issue of whether Hartford had a duty to indemnify in the Rivell action was premature. The court dismissed all remaining claims for declaratory relief by either party.
At September 30, 2011, the Company accrued $5,000 for defense costs of the above matters and other pending litigation matters. While it is possible that the Company may incur additional costs in excess of $5,000, the Company was unable to provide a reasonable estimate of the range of additional costs that may be incurred.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no occurrence requiring response to this item.

ITEM 9A	and Item 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer and other members of our management are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on those evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Management completed its assessment and documentation of the design and operation of our internal controls and procedures for financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Additionally, our Chief Executive Officer and Chief Financial Officer issued their assessment report and concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of September 30, 2011 and were documented and fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.
Our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.
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
All information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2011 was reported on Form 8-K.

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

Name	Age	Position
Danny C. Wright	60	Chairman of the Board of Directors and Chief Executive Officer

Brett Wimberley	49	Director, President and Chief Financial Officer

Rita W. McKeown	58	Chief Accounting Officer and Treasurer

Susan Matthews	52	President, Wholesale Plans Division (a subsidiary)

Bradley W. Denison	51	Executive Vice President, General Counsel, and Secretary

David Huguelet	51	President, Retail Plans Division

Charles Harris	56	President, Insurance Marketing Division

Larry G. Gerdes(1) (2)	62	Director

Mark Kidd (1) (2)	45	Director

John Simonelli (1) (2) (3)	65	Director

Russell Cleveland (2) (3)	72	Director

J. French Hill (2) (3)	54	Director

(1)	Member of the Audit Committee

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
Brett Wimberley has served as one of our Directors and as President since May 2007, and Chief Financial Officer since February 11, 2010 and Chief Operating Officer of our subsidiary Benefit Marketing Solutions since February 2002. Mr. Wimberley has been President of Southwest Brokers, Inc, a real estate investment company, since February 1987. Mr. Wimberley served as President of Universal Marketing Services from October 1996 to December 2000 and Foresight, Inc. from December 1999 to December 2000. From January 1990 to September 1996, Mr. Wimberley served in various sales positions for United Bank Services, last as Senior Vice President. Mr. Wimberley holds a BBA and MBA from the University of Oklahoma.

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
Susan Matthews has served as our President of our Wholesale Plans Division since September 15, 2010. Prior to September 15, 2010, Ms. Matthews formerly served as Executive Vice President of Alliance HealthCard since May 2007 and Executive Vice President of Sales & Marketing for our subsidiary Benefit Marketing Solutions since January 2003. From 2000 to 2003, she co-founded Club Source Group, a company formed to market club programs to various industries. Ms. Matthews served as Marketing Director for Foresight, Inc. from 1989 until it was sold in 1999. From 1984 to 1999 she served in various capacities with United Bank Services and Steve Owens & Associates marketing club programs to financial institutions. Ms. Matthews received her BBA from the University of Oklahoma.
Bradley W. Denison has served as our Executive Vice President, General Counsel, and Secretary since November 2010. Mr. Denison joined our subsidiary, Benefit Marketing Solutions, as General Counsel in February of 2006 and formerly served as our Senior Vice President, General Counsel and Secretary since 2007. Mr. Denison was previously employed by Rent-A-Center, Inc. from 1991through2001 and served as its Senior Vice President and General Counsel from 1998 through 2001. Prior to his employment at Rent-A-Center, Mr. Denison worked extensively in insurance and litigation in private law practice from 1985 through 1991. Prior to his employment with BMS, Mr. Denison was involved in consulting and operating retail businesses. Mr. Denison has a B.S. Business Administration and a Juris Doctorate from the University of Kansas.
David Huguelet has served as President of our Retail Plans Division since September 15, 2010. Prior to September 15, Mr. Huguelet served as the Senior Vice President of New Business Development of Benefit Marketing Solutions since January 2005. From 2003 to 2004 he was a Director of New Business Development for Aon Innovative Solutions, a major provider of extended service contracts to retailers. Mr. Huguelet served as Vice President of Lyndon Insurance Group, a subsidiary of Protective Life, from 2001 to 2003. From 1989 to 2001, Mr. Huguelet served in various capacities, including Business Board Chairman, with American Bankers Insurance Group, now Assurant. From 1984 to 1989, Mr. Huguelet served in various capacities with Household Finance, now HSBC. Mr. Huguelet holds a Bachelor of Science in Business Administration from the University of North Carolina at Greensboro, an MBA from Barry University, a CLU designation and a CPCU designation.
Charles Harris, Jr., in October 2010 began serving as President of our Insurance Marketing Division (AHCP) has over 23 years in the insurance industry in both administration and marketing. He joined AHCP in October 2010. From January 2003 to October 2010, Mr. Harris served as President of National Health Insurance Company, a national health insurance carrier specializing in the individual and self-employed health insurance market. From April 1998 to January 2003, he was the Chief Marketing Officer for National Health Insurance Company. Mr. Harris served as Senior Vice President of Administration for Pioneer Financial Services, an insurance holding company from 1993 to 1998. From 1988 to 1993, Mr. Harris served in various capacities, including staff accountant, Operations Manager of the telemarketing operations, and President for Aegis Specialty Marketing, Inc. (also known as Keith Wood Agency). Prior to 1988, Mr. Harris performed various duties in the accounting field in the oil and gas industry. Mr. Harris received his formal education by completing a Bachelor of Science in Pre-Med at Oklahoma Christian University, Edmond, Oklahoma and later completing a Bachelor of Science in Accounting at Central State University, Edmond, Oklahoma. He became a Certified Public Accountant in 1981 and is a member of the American Institute of Certified Public Accounts and the Oklahoma Society of Certified Public Accountants.
Larry G. Gerdes has served as one of our Directors since February 1, 2001. Mr. Gerdes has served as the Chief Executive Officer of Transcend Services, Inc. since May 1993 and as Chairman of the Board since May 2000. In addition, he served as President of Transcend Services, Inc. (NASDAQ: TRCR) from June 1985 to December 2003 and April 2005 through August 2009. TRCR a publicly-held company is the second largest medical transcription company in the US serving hospitals, clinics and physician’s offices. From 1991 to 1993, Mr. Gerdes was a private investor. Mr. Gerdes serves on the board of directors, Chairman of the Finance Committee and member of the Audit, Compensation and Governance Committees of the CME Group, Inc. (NYSE, NASDAQ: CME), a futures and future-options exchange. Prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, including Chief Financial Officer and Executive Vice President. Mr. Gerdes serves on the Board of Directors of the J. Kyle Braid Leadership Foundation, The Tommy Nobis Center and SoloHealth, Inc. and he is a member of the Dean’s Advisory Council for the Kelley School of Business at Indiana University and a Trustee at Monmouth College in Monmouth, Illinois.

John Simonelli has served has served as one of our Directors since May 12, 2008. Mr. Simonelli served as Chairman of the Board and Chief Executive Officer of Graymark Healthcare, Inc. (NASDAQ: GRMH), a former publicly-held company engaged the providing of sleep disorder diagnosis services, from February 3, 2005 until July 23, 2008 and served as its President and Chief Operating Officer from August 18, 2003 to February 3, 2005. Mr. Simonelli is an independent business consultant who has extensive experience in the planning, development, and funding of emerging-growth companies. He served as a director of Access Plans USA, Inc. (formerly Precis, Inc.) from December 2000 until July 2001. Prior to our acquisition of Access Plans USA, Inc., it was publicly-held primarily engaged in the providing of healthcare savings to the self-insured. From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998. Laboratory Specialists of America, Inc. was engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O’Gara Company by merger. Mr. Simonelli served as a Director, Chief Executive Officer and Secretary of Vantage Capital Resources, Inc. from March 1996 until its merger with The Vialink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The Vialink Company until October 14, 1996. He served as Chairman of the Board and Chief Executive Officer of MBF USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992. He served as Chief Executive Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses, from June 1986 to June 1988. From July 1981 through June 1985, he served in various capacities, including President and Director, with Moto Photo, Inc., a publicly-held company engaged in the business of franchising one-hour, photo development laboratories. Mr. Simonelli served as President and Chief Executive Officer from May 1985 until November 1985, and a Director, from May 1985 through 1988, of TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.), a publicly-held company engaged in radio broadcasting and corporate communications.
Mark Kidd has served as one of our Directors since May 12, 2008. Mr. Kidd has over 20 years experience in finance and accounting. Mr. Kidd is Chief Executive Officer of C&L Supply, Inc., a privately-held wholesale distribution company which serves customers in seven states. Mr. Kidd also serves, on a part-time basis, as the SEC Reporting Manager for Graymark Healthcare, Inc. (NASDAQ: GRMH), a publicly-held company engaged in the providing of sleep disorder diagnosis services. Mr. Kidd served as Chief Financial Officer of Graymark Healthcare, Inc. from August 18, 2003 until July 23, 2008. Mr. Kidd served as Chief Financial Officer of Access Plans USA, Inc. (formerly Precis, Inc.), a former publicly-held company primarily engaged in the providing of healthcare savings plans to the un-insured, from August 1999 until January 2002 and as a director from January 2000 until February 2002. He also served as President, Chief Operating Officer, Secretary and a Director of Foresight, Inc. a wholly-owned subsidiary of Access Plans USA, Inc. from February 1999 until January 2002. Mr. Kidd served as President of Paceco Financial Services, Inc., a privately-held regulated savings company, from March 1998 until December 2000. Mr. Kidd also spent approximately 9 years in public accounting. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.
J. French Hill (age 54) has served as one of our Directors since April 1, 2009. Mr. Hill served on the Board of Directors of Access Plans USA, Inc. (formerly Precis, Inc.), a former publicly-held company primarily engaged in the providing of healthcare savings plans to the uninsured, from January 2003 until April 2009 and was named as its Chairman of the Board of Directors on August 20, 2007. In 1999, Mr. Hill founded Delta Trust & Banking Corp., a privately held banking, trust and investment brokerage company headquartered in Little Rock, Arkansas, following a six year career with Arkansas’ largest publicly traded holding company, First Commercial Corp. First Commercial was sold in 1998 to Regions Financial Corp. (RF). As an executive officer of First Commercial, Mr. Hill was chairman of the bank holding company’s Trust Division and its investment brokerage dealer subsidiary from 1995 until 1998. He also oversaw a number of other staff functions in the company from 1993 through 1998 including human resources, executive compensation, bank compliance, credit review and strategic planning. During the last five years he has served as a member of the Board of Directors of Delta Trust & Banking Corp. and its affiliates (1999 to present), Research Solutions LLC, a privately held company in the clinical trials business (1999 to 2008), and Syair Designs LLC, a privately held company in the aircraft lighting systems business (2000-2003). From May 1989 through January 1993, Mr. Hill was a senior economic policy official in the George H. W. Bush Administration on the staff of the White House and as deputy assistant secretary of the U.S. Treasury. Mr. Hill graduated magna cum laude in economics from Vanderbilt University.
Russell Cleveland has served as one of our Directors since April 1, 2009. Mr. Cleveland was a director of Access Plans USA, Inc. (formerly Precis, Inc.), a former publicly-held company primarily engaged in the providing of healthcare savings plans to the uninsured, from September 2005 until April 2009. He is the Founder, President, and Chief Executive Officer of Renn Capital Group, Inc., a privately held investment management company. He has held these positions since 1972. Mr. Cleveland has more than 40 years experience in the investment business, of which over 30 years has been spent as a portfolio manager specializing in the investment of common stocks and convertibles of small private and publicly traded companies. A graduate of Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts and, during the course of his career, has served on numerous boards of directors of public and private companies. Mr. Cleveland currently serves on the Boards of Directors of Renaissance III, RUSGIT, Cover-All Technologies, Inc., CaminoSoft Corp., Digital Recorders, Inc., Integrated Security Systems, Inc. and BPO, Inc., all of which are publicly traded companies.
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
Each of Messrs. Gerdes, Simonelli, and Kidd is “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. Furthermore, our Board of Directors has determined that each of Messrs. Gerdes and Kidd qualify as an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K. The Report of the Audit Committee appears below. The Audit Committee Charter is posted in the Investors Relations section of our website, www.accessplans.com. The Audit Committee reviews and reassesses the adequacy of its charter on an annual basis. The Audit Committee held five meetings during the fiscal year ended September 30, 2011.

Members of the Audit Committee:	Larry G. Gerdes
John Simonelli
Mark R. Kidd
Stock Option and Compensation Committee
The Stock Option and Compensation Committee (the “Compensation Committee”) that is comprised of Messrs. Gerdes, Simonelli, Kidd, Hill and Cleveland acts as administrator of our 2010 Equity Compensation Plan and makes recommendations concerning the establishment of additional employee benefit plans and compensation of our executive officers and directors. Each member of the Compensation Committee is “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. The Report of the Compensation Committee appears below. The Stock Option and Compensation Committee Charter is posted in the Investors section of our website, www.accessplans.com. The Compensation Committee held two meetings during the fiscal year ended September 30, 2011.

Members of the Compensation Committee:	Larry G. Gerdes
John Simonelli
Mark R. Kidd
J. French Hill
Russell Cleveland
Nominating and Governance Committee
The Nominating and Corporate Governance Committee (a) monitors and oversees matters of corporate governance, including the evaluation of the performance and processes and the “independence” of directors of our Board of Directors, and (b) selects, evaluates and recommends to the Board qualified candidates for election or appointment to our Board. This Committee consists is of Messrs. Simonelli, Hill and Cleveland, each being “independent” as defined in Rule 6320A of the Financial Industry Regulatory Authority. The Nominating and Governance Committee Charter is posted in the Investors section of our website, www.accessplans.com. The nominee directors were nominated by our Board of Directors prior to formation of the Nominating and Governance Committee. The Nominating and Governance Committee held one meeting during the fiscal year ended September 30, 2011.

Members of the Nominating and Corporate Governance Committee:	John Simonelli
J. French Hill
Russell Cleveland
The Corporate Development and Strategic Acquisition Committee
The Corporate Development and Strategic Acquisition Committee was responsible for assessing the benefits and merits of each proposed (i) Company merger, consolidation, securities exchange, acquisition, joint venture, partnership, strategic alliance, “going private” transaction (whether by a two-step tender offer and merger or cash merger or combination thereof) or (2) any other transaction in accordance with applicable United States federal or state securities law or disposition of businesses and assets of any of our subsidiaries or divisions (any of which, the “Corporate Transaction”). The Committee has the authority to provide a favorable or unfavorable recommendation to our Board of Directors respecting Corporate Transactions and, for certain transactions, to approve or disapprove those transactions.

Members of the Corporate Development and Strategic Acquisition Committee:	Russell Cleveland
J. French Hill
Mark Kidd
Larry Gerdes
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
The rules of the U.S. Securities and Exchange Commission require us to disclose late filings of stock transaction reports by our executive officers and directors. During the fiscal year ended September 30, 2011, directors Larry Gerdes, John Simonelli, Mark Kidd, Russell Cleveland and French Hill, each an independent director, failed timely to report their awards of 10,000 common stock shares that were delivered on April 5, 2011.
The filings listed above were filed late due to a clerical misunderstanding that has now been corrected. Other than the named Directors and executive officers, based solely on a review of the copies of the reports furnished to us and representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% shareholders were complied with during the fiscal year ended September 30, 2011.

Although it is not our obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, we have adopted a policy requiring all Section 16 reporting persons to report to our Chief Financial Officer all trading activity in our common stock on the day of any trade to facilitate the timely filing of the reports of such trading activity with the U.S. Securities and Exchange Commission. The failure of any of our Directors or executive officers to timely report trading activities in our common stock or the award of restricted stock or stock options is a violation of our Code of Conduct and subject to violation waivers by our board of directors. On August 3, 2011, our board of directors waived the violations associated with the untimely reporting the stock awards mentioned above.

ITEM 11.	EXECUTIVE COMPENSATION
The following table sets forth the cash and non-cash compensation of the individuals that served as our Chief Executive Officer, Chief Financial Officer paid or accrued during the fiscal years ended September 30, 2011, 2010 and 2009 and its three other most highly compensated executive officers (the “Named Executive Officers”) that were serving at September 30, 2011.
SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principle Position	Year	Salary	Bonus	Awards(1)	Compensation	Total
Danny C. Wright	2011	$325,000	$—	$—	$—	$325,000
Director and Chief Executive	2010	$252,084	$—	$—	$—	$252,084
Officer	2009	$200,000	$—	$—	$—	$200,000

Brett Wimberley	2011	$300,000	$—	$—	$—	$300,000
Director, President	2010	$227,083	$—	$—	$—	$227,083
And Chief Financial Officer	2009	$175,000	$—	$—	$—	$175,000

Bradley W. Denison	2011	$250,000	$43,792	$42,542	$—	$336,334
Senior Vice President, General	2010	$250,000	$10,400	$22,135	$—	$282,535
Counsel and Secretary	2009	$250,000	$10,400	$—	$—	$260,400

Rita W. McKeown	2011	$135,000	$5,417	$14,151	$—	$154,568
Chief Accounting Officer	2010	$130,000	$4,425	$11,067	$—	$145,492
and Treasurer	2009	$100,671	$9,000	$—	$—	$109,671

Susan Matthews	2011	$200,000	$7,300	$—	$—	$207,300
President, Wholesale Plans	2010	$175,000	$—	$—	$—	$175,000
	2009	$175,000	$—	$—	$—	$175,000

(1)	We used the Black Scholes option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements appearing above in this report, to determine the value of the amounts for Option Awards.

Outstanding Equity Awards at Fiscal Year-End
During the year ended September 30, 2011, no options to purchase our common stock were exercised by the named executive officers. The following table sets forth information related to the number and value of options held by the named officers at September 30, 2011.
Outstanding Equity Awards at September 30, 2011

	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Un-exercisable	Price(1)	Date
Danny C. Wright	-0-	-0-	$-0-	N/A
Brett Wimberley	-0-	-0-	$-0-	N/A
Bradley Denison	7,500	-0-	$1.00	May 13, 2018
	125,000	375,000	$0.93	August 2, 2020
Rita McKeown	6,000	-0-	$1.00	January 1, 2013
	4,999	-0-	$1.01	May 26, 2014
	10,000	-0-	$1.15	February 15, 2017
	50,000	-0-	$0.93	August 2, 2020
Susan Matthews	-0-	-0-	-0-	N/A

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on September 30, 2011 was $2.60.
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

Compensation of Directors
In May 2010, we adopted a compensation policy for our non-employee directors. This policy provides that our non-employee directors are entitled to receive stock grants of 10,000 common stock shares, annually, and $2,500 per calendar quarter. Prior to adoption of this compensation policy, beginning in May 2008, we adopted a compensation policy for our non-employee directors that consisted of stock options exercisable for the purchase of 10,000 common stock shares upon initially becoming a member of the board of directors, thereafter annual options exercisable for the purchase of 5,000 common stock shares, and $1,000 per calendar quarter. Directors who are also our employees receive no additional compensation for serving as directors or on a board committee, unless special circumstances or assigned responsibilities support additional compensation, including negotiation of the terms of an asset or entity acquisition transaction. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board and its committees. The compensation of those directors who are also employees for their services on our board of directors (and committees) was included in their compensation as employees.
During the fiscal year ended September 30, 2011, the non-employee members of our board of directors received the following compensation:
•	payment of $2,500 for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011;
•	reimbursement for travel and out of pocket expenses in connection with their attendance at board and committee meetings; and
•	Common stock shares.

Common Stock
Director Name	Granted
Russell Cleveland	10,000
Larry Gerdes	10,000
J. French Hill	10,000
Mark Kidd	10,000
John Simonelli	10,000
In 2011, the following directors received compensation in the following aggregate amounts:

		Common
	Fees Earned or	Stock
Name	Paid in Cash	Awards	Total
Russell Cleveland	$10,000	$11,500	$21,500
Larry Gerdes	$10,000	$11500	$21,500
J. French Hill	$10,000	$11,500	$21,500
Mark Kidd	$10,000	$11,500	$21,500
John Simonelli	$10,000	$11,500	$21,500

(2)	We used the Black Scholes option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements appearing above in this report, to determine the value of the amounts for Option Awards.
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
The following table presents certain information as to the beneficial ownership of our common stock as of December 16, 2011 and the beneficial ownership of the common stock of (i) each person who is known to us to be the beneficial owner of more than 5% thereof, (ii) each of our directors and each of the Named Executive Officers (see Item 11. Executive Compensation, above), and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among our executive officers, directors and 5% and greater shareholders, except as otherwise indicated by footnote. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the named person has the right to acquire within 60 days of the above-referenced date pursuant to exercise of stock options and other types of purchase rights and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Shares
	Owned	Rights		Percent of
Name (and Address)	Of	To	Total	Ownership
of Beneficial Owner	Record	Acquire (1)	Shares (1)	(1) (2)
Danny Wright (3) (9) 900 36th Avenue, NW Norman, Oklahoma 73072	3,946,900	-0-	3,946,900	19.9%

Brett Wimberley (4) (9) 900 36th Avenue, NW Norman, Oklahoma 73072	3,918,327	-0-	3,918,327	19.7%

Susan Matthews (5) 900 36th Avenue, NW Norman, Oklahoma 73072	1,966,000	-0-	1,966,000	9.9%

RENN Capital (6) 4929 W. Royal Lane, Suite 200 Irving, TX 75063	2,264,645	23,387	2,288,032	11.5.0%

Russell Cleveland (6) (9)	2,264,645	23,387	2,288,032	11.5.0%

Larry G. Gerdes (8)	191,165	155,000	336,165	1.7%

John Simonelli (9)	15,000	95,000	110,000	0.6%

J. French Hill (9)	25,000	31,774	56,774	0.3%

Rita W. McKeown (7)	-0-	70,999	70,999	0.4%

David Huguelet (10)	60,920	104,500	165,420	0.8%

Bradley W. Denison (11)	61,500	507,500	194,000	2.9%

Mark Kidd (9)	15,000	20,000	35,000	0.1%

All directors and officers as a group of 12 individuals	12,464,457	1,008,160	13,472,617	67.6%

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2)	Rounded to the nearest one-tenth of one percent, based upon 19,877,304 shares of common stock outstanding at October 31, 2011.

(3)	Mr. Wright is our Chairman of Board of Directors and Chief Executive Officer.

(4)	Mr. Wimberley is one of our directors and our President and Chief Financial Officer.

(5)	Ms. Matthews is President of our subsidiary, Benefit Marketing Solutions, LLC.

(6)	The beneficial shares owned are held of record by RENN Global Entrepreneurs Fund, Inc. (formerly Renaissance Capital Growth & Income Fund III, Inc.) (662,502 shares), Premier RENN Entrepreneurial Fund Limited (formerly Premier RENN US Emerging Growth Fund Limited) (417,306 shares), Renaissance US Growth Investment Trust PLC (1,174,837 shares), each of which is an investment fund managed by RENN Capital Group, Inc. Mr. Cleveland controls RENN Capital Group, Inc. and is also deemed to be the beneficial owner of those common stock shares. Mr. Cleveland serves as one of our directors.

(7)	Ms. McKeown is our Chief Accounting Officer.

(8)	The number of shares and the percent includes 166,666 shares held by Gerdes Huff Investments of which Mr. Gerdes is a general partner and 9,999 shares held by Gerdes Family Partnership of which Mr. Gerdes is a general partner. Mr. Gerdes serves as one of our directors and is a nominee director.

(9)	The named individual is one of our directors.

(10)	Mr. Huguelet is President, Retail Division.

(11)	Mr. Denison is Executive Vice President, General Counsel and Secretary.
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” regarding the equity compensation plan and the common stock shares available for issuance under our 2009 Equity Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Contained below is a description of transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during the years ended September 30, 2011 and 2010. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.
We lease the space for our corporate offices and Wholesale Plans Division in Norman, Oklahoma under a lease that expires September 30, 2012. The total space consists of approximately 6,523 square feet. The lease agreement is with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of our Directors, President and Chief Financial Officer. This lease was executed on May 1, 2005, amended on August 1, 2006, August 1, 2008, September 30, 2010 and September 30, 2011.
Our rent expense associated with these related party transactions was approximately $98,985 and $103,162 for the years ending September 30, 2011 and 2010, respectively.
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
On January 10, 2008, pursuant to an agreement among Messrs. Wright and Wimberley, Ms. Matthews and us, the Original Notes were cancelled, and we issued new replacement promissory notes to Messrs. Wright and Wimberley and Ms. Matthews in the original principal amount of $2,045,271, $2,045,271, and $1,022,635, respectively (the “New Notes”). The principal amounts of the New Notes are equal to the outstanding balances, reduced by $247,073 for the CAPIC requirement, respectively owed to the holders of the Original Notes at the time the Original Notes were cancelled. The cancellation of the Original Notes and the issuance of the New Notes were approved by the disinterested members of our board of directors. During the year ended September 30, 2010, Messrs. Wright and Wimberley and Ms. Matthews were paid interest and principal under the New Notes of $710,344, $710,344, and $355,172, respectively.
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
Director Independence
For purposes of determining whether a member of our Board of Directors qualifies as “independent director,” we have selected and utilize the definition of “independent director” within the meaning of Rule 4200 of the Financial Industry Regulatory Association. Currently, each of our five members of our Board of Directors, Larry G. Gerdes, John Simonelli, Mark Kidd, J. French Hill and Russell Cleveland qualify as an “independent director.” Because our other directors are employees, they do not qualify as “independent directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
Effective August 1, 2011, the Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm. To date, we have paid Eide Bailly LLP a total of $164,038 and $138,500 for professional services rendered during the years ended September 30, 2011 and 2010, respectively. Fees include audits of financial statements as well as reviews of quarterly and other filings.
Tax Fees
The aggregate fees billed by Weaver LLP for professional services rendered in conjunction with federal, state and local income tax return preparation and other tax related services paid Weaver LLP a total of $42,800 and $61,200 during the years ended September 30, 2011 and 2010.

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

10.2	Employment Agreement Danny C. Wright, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.3	Employment Agreement Brett Wimberley, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.4	Employment Agreement Susan Matthews, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.5	Employment Agreement Robert Garces, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.6	Employment Agreement Thomas Kiser, incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.7	$2,045,271 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Danny C. Wright incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.8	$2,045,271 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Brett Wimberley incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.9	$1,022,635 Promissory Note of Alliance HealthCard, Inc. dated January 10, 2008, and issued to Susan Matthews incorporation by reference to the Form 8K filed with the Commission on March 6, 2007.

10.10	Certificate of Merger Agreement with Access Plans USA, Inc., incorporated by reference to the Form 8K filed with the Commission on November 18, 2008.

10.11	Rent A Center Agreement between Benefit Marketing Solutions, LLC. Effective March 1, 2007, incorporated by reference to the Form 10K/A filed with the Commission on October 14, 2010.

10.12	Amendment to the Employment Agreement Danny C. Wright, dated May 28, 2010 (1).

10.13	Amendment to the Employment Agreement Brett Wimberley, dated May 28, 2010 (1).

10.14	Lease Agreement for Summit Building between Onward, L.L.C. and Benefit Marketing Solutions dated February 1, 2004 and 2010 Addendum to Lease Agreement for Summit Building dated September 30, 2010 (1).

10.15	Amendment to the Employment Agreement Susan Matthews, dated October 1, 2010 (1).

10.16	Independent Broker’s Contract, by and between Golden Rule Insurance Company and America’s Health Care/Rx Plan Agency, Inc. dated January 10, 2006 (1).

10.17	Certificate of Merger Agreement with Access Plans USA, Inc., final version (1).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Commission on December 22, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Access Plans, Inc.
December 22, 2011	By:	/s/ Danny Wright
Danny Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

December 22, 2011	By:	/s/ Brett Wimberley
Chief Financial Officer
(Principal Financial and Accounting Officer)