Form 10-Q
period 2011-12-31
Access Plans Inc
filed 2012-02-14
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

(Address of principal executive offices) (zip code)

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of February 10, 2012, 19,927,204 shares of the registrant’s common stock, $.001 par value were outstanding.

PART	I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Access Plans, Inc.

Condensed Consolidated Balance Sheets

	September 30,	September 30,
	December 31, 2011	September 30, 2011
		(Derived From
	(Unaudited)	Audited Statements)
Assets

Cash and cash equivalents	$14,637,508	$12,258,258
Restricted cash	50,208	213,178
Accounts receivable, net	3,895,490	4,738,314
Advanced agency commissions, net	14,588	15,660
Deferred income taxes	483,000	359,000
Current assets from discontinued operations	2,463,416	2,903,760
Prepaid expenses	78,033	49,217

Total current assets	21,622,243	20,537,387

Furniture, fixtures and equipment, net	115,367	121,862
Goodwill	3,271,028	3,271,028
Intangibles, net	577,189	744,565
Deferred income taxes	398,000	691,000
Other assets from discontinued operations	1,475,141	1,962,224
Other assets	47,775	47,774

Total assets	$27,506,743	$27,375,840

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$989,870	$859,998
Waiver reimbursement liability	557,800	699,500
Deferred revenue	200,164	218,008
Liability for unrecognized tax benefit	166,000	166,000
Current liabilities from discontinued operations	1,931,595	2,921,144
Other accrued liabilities	1,753,145	1,820,833

Total current liabilities	5,598,574	6,685,482

Total liabilities	5,598,574	6,685,482

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,927,204 shares issued and outstanding	19,927	19,927
Additional paid-in-capital	11,503,724	11,468,724
Accumulated earnings	10,384,518	9,182,502

Total stockholders’ equity	21,908,169	20,671,153

Total liabilities and stockholders’ equity	$27,506,743	$27,375,840

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010

Revenues	$8,469,260	$9,212,640
Direct costs	3,630,132	4,511,031

Gross profit	4,839,128	4,701,609

Marketing and sales expenses	343,636	299,919
General and administrative expenses	1,490,252	1,741,005
Depreciation and amortization	190,520	202,873

Operating income	2,814,720	2,457,812

Other income (expense):
Interest income, net	19,100	19,144

Total other income	19,100	19,144

Income from continuing operations, before taxes	2,833,820	2,476,956

Provision for income taxes
Current	1,035,184	847,440
Deferred tax	169,000	137,978

Total provision for income taxes	1,204,184	985,418

Income from continuing operations	1,629,636	1,491,538
Income (loss) from discontinued operations, net of taxes	(427,620)	19,972

Net income	$1,202,016	$1,511,510

Per share data:
Basic, from continuing operations	$0.08	$0.08
Basic, from discontinued operations	(0.02)	0.00

	$0.06	$0.08

Diluted, from continuing operations	$0.08	$0.08
Diluted, from discontinued operations	(0.02)	0.00

	$0.06	$0.08

Average Shares Outstanding:
Basic	19,927,204	19,877,204

Diluted	21,076,789	20,028,482

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$1,202,016	$1,511,510
Less: Net income (loss) from discontinued operations	(427,620)	19,972

Net income from continuing operations	1,629,636	1,491,538
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	169,000	137,978
Depreciation and amortization	190,520	202,873
Stock-based compensation	35,000	17,720
Provision for losses on receivables	—	7,067
Change in operating assets and liabilities:
Receivables	842,824	(35,827)
Prepaid expenses and other assets	(28,816)	13,298
Deposits and other assets	—	(9,324)
Accounts payable	129,872	129,773
Unearned commissions	—	413,229
Deferred revenue	(17,844)	(45,709)
Claims and other accrued liabilities	(209,388)	(15,911)

Net cash provided by operating activities from continuing operations	2,740,804	2,306,705
Net cash provided by (used in) discontinued operations	(662,386)	192,497

Net cash provided by operating activities	2,078,418	2,522,452

Cash flows from investing activities
Decrease in restricted cash	162,970	67,044
Purchase of equipment	(29,253)	(4,501)

Net cash provided by investing activities from continuing operations	133,717	62,543
Net cash provided by investing activities from discontinued operations	—	5,479

Net cash provided by investing activities	133,717	68,022

Cash flows from financing activities from continuing operations	—	—
Cash flows from financing activities from discontinued operations	—	(198,397)

Net cash (used in) financing activities	—	(198,397)

Net increase in cash and cash equivalents	2,212,135	2,392,077
Cash and cash equivalents at beginning of period	13,464,618	5,380,571

Cash and cash equivalents at end of period	15,676,753	7,772,648
Cash and cash equivalents of discontinued operations at end of period	1,039,245	79,041

Cash and cash equivalents of continuing operations at end of period	$14,637,508	$7,693,607

ACCESS PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Access Plans, Inc. (the “Company”) develops and distributes consumer membership plans and consumer driven healthcare programs.

The Company’s operations are currently organized under three segments:

•	Wholesale Plans Division – plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.

•

Retail Plans Division – plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.

•	Corporate – includes compensation and other expenses for individuals performing services for administration of overall operations of the Company.

In November 2011, the Company’s board of directors advised management to use its best efforts to explore the sale or discontinue the Insurance Marketing segment business. America’s Health Care Plan/Rx Agency, Inc. (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the pending sale or discontinuing operations of AHCP, the related assets, liabilities, results of operations and cash flows have been classified as discontinued operations in the accompanying consolidated financial statements.

Due to the significant change in which this asset is used, the Company evaluated the impairment of goodwill and determined the entire carrying value may not be recoverable. The Company recognized goodwill impairment expense of $400,000 during the quarter ended December 31, 2011.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the three months ended December 31, 2011 and 2010 are of a normal, recurring nature.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to our financial statements. Certain significant estimates are required in the evaluation of goodwill for impairment and intangible assets for amortization, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts receivable and the waiver reimbursements liability. Actual results may differ from those estimates and the differences could be material.

Accounts Receivable and Credit Policies

Accounts receivable are presented net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $102,242 at December 31, 2011 and September 30, 2011. The Company recorded bad debt expense of $0 and $7,067, respectively for the three months ended December 31, 2011 and 2010.

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

Certain Reclassifications

Certain prior comparative items were reclassified to conform to the current quarter presentation. Such reclassifications had no effect on 2011 1st quarter net income.

Recently issued Accounting Pronouncements

There were various accounting standards and interpretations issued in the three months ended December 31, 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Revenue Recognition

Revenue for each of the Company’s segments is presented on a gross basis. The Company contracts with its clients to offer the Company’s products to client’s consumers at a contractually agreed upon per member, per month rate, which is the amount of revenue recognized on a monthly basis. The Company’s clients determine their own markup above their contracted rate with us and that amount has no impact on our revenue.

The Company recognizes revenue when four basic criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and,

•	Collectability is reasonably assured.

Wholesale Plans—The Wholesale Plans membership offerings are made primarily through Rental Purchase businesses to their customers as an incremental add-on sale to their rental of durable household merchandise. These businesses contract with the Company to provide a package of benefits to their enrolled customers that the Company supports with member fulfillment and customer service. They pay the Company a per enrolled member fee per month.

Retail Plans—The Retail Plans membership offerings are in conjunction with non-Rental Purchases businesses, direct to consumers via the internet or a multi-level marketing channel. The Company’s clients in this segment include insurance companies, household product retailers, pharmacies, employer groups, financial organizations and associations. About half of the revenue of this segment is derived from membership plans whereby consumers make periodic membership payments directly to the Company generally on a monthly basis via credit card, debit card or automated clearing house transactions. The Company recognizes this revenue on a monthly basis. The remainder of revenue within this segment is derived from membership plan sales whereby the fees are collected by the Company’s clients or where the Company has contractual arrangements to provide administrative services for a membership offering.

Benefits and costs associated with our Wholesale and Retail Plans membership offerings are as follows:

•

Discount Medical—In order to deliver the Company’s discount medical membership offerings, the Company contracts with third parties having established national networks of service providers which have agreed to provide discounts to the Company’s members. The Company paid the company that organized the network a per member, per month fee for the Company’s members to access the network of providers and the Company expenses these fees on a monthly basis as incurred. The network service providers were responsible for funding the discounts to the Company’s members. In addition, the Company maintains networks of dental and vision providers, under the brand names Access Dental and Access Vision, through which the Company’s members may obtain discounts from usual and customary charges.

•

Insurance—For its insurance offerings, the Company contracts with a third party insurance company to provide the coverage the Company’s members have selected. Multiple insurance products are available and each product has a contractually agreed upon premium associated with it. The Company pays and expenses the premium for each member’s plan on a monthly basis. The third party insurance company is responsible for providing the coverage.

•

Automotive Discounts—The automotive service offerings are furnished by a third party provider whose services are outsourced to independent contractors of the provider. The Company paid the third party provider a per member, per month fee for its services. The third party provider was responsible for funding the services to its independent contractors.

•

Food and Entertainment and Other Miscellaneous Benefits—These services are also furnished by a third party provider who has established a network of 250,000 retail locations that has agreed to provide discounts to the Company’s members. The Company paid the third party provider a per member, per month fee for the Company’s members to access provider’s network of retail locations. Each retail location was responsible for funding the discounts to the Company’s members.

The Wholesale Plans segment also includes reimbursement of the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company was responsible for reimbursing the client when (under the terms of the agreement with its customer) the client waives rental payments required of the customer under specifically defined and limited circumstances, including when the customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. These client reimbursements are expensed as incurred. See Note 9—Waiver Reimbursements Liability, below.

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

NOTE 4 – DISCONTINUED OPERATIONS

In November 2011, the Company’s board of directors advised management to use its best efforts to explore the sale or discontinue the Insurance Marketing segment business. America’s Health Care Plan/Rx Agency, Inc. (AHCP) is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the pending sale or discontinuing operations of AHCP, the related assets, liabilities, results of operations and cash flows have been classified as discontinued operations in the accompanying consolidated financial statements.

Due to the significant change in which this asset is used, the Company evaluated the impairment of goodwill and determined the entire carrying value may not be recoverable. The Company recognized goodwill impairment expense of $400,000 during the quarter ended December 31, 2011.

The operating results of AHCP classified as discontinued operations are summarized below:

	September 30,	September 30,
	Three Months Ending December 31,
	2011	2010

Revenues	$2,895,809	$5,063,502

Income (loss) before taxes	$(440,084)	$30,303
Income tax provision (benefit)	(13,184)	10,331

Income (loss) from discontinued operations, net of tax	$(427,620)	$19,972

The balance sheet items for AHCP classified as discontinued operations are summarized below:

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Cash and cash equivalents	$1,039,245	$1,206,360
Accounts receivable, net of allowances	74,873	158,272
Advanced agent commissions	1,340,225	1,530,375
Other current assets	9,073	8,753

Total current assets	2,463,416	2,903,760

Fixed assets, net	23,743	36,951
Intangible assets, net	1,227,375	1,301,250
Goodwill	205,311	605,311
Other long term assets	18,712	18,712

Total assets	$3,938,557	$4,865,984

Payables	$77,946	$856,057
Unearned commissions	1,533,267	1,656,650
Accrued commissions	320,382	408,437

Total current liabilities	1,931,595	2,921,144

Total liabilities	$1,931,595	$2,921,144

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill allocated to each reportable segment consists of the following:

	September 30,	September 30,
	December 31, 2011	September 30 2011
Wholesale Plans	$455,000	$455,000
Retail Plans	2,816,028	2,816,028

Total	$3,271,028	$3,271,028

Intangible assets consist of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Useful	December 31, 2011			September 30, 2011
	Life	Gross	Accumulated		Accumulated
	(Years)	Amount	Amortization	Net	Amortization	Net
Alliance HealthCard
Customer lists	5	$2,500,000	$(2,416,686)	$83,314	$(2,291,685)	$208,315

Access Plans USA
In-force books of business	5	660,000	(363,000)	297,000	(330,000)	330,000

Proprietary programs	8	300,000	(103,125)	196,875	(93,750)	206,250

Total		$3,460,000	$(2,882,811)	$577,189	$(2,715,435)	$744,565

Amortization expense for each of the three month period ended December 31, 2011 and 2010 was $167,376

NOTE 6 – SUPPLEMENTAL CASH FLOWS INFORMATION

Cash payments for interest and income taxes for the three months ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010

Interest expense	$—	$5,963
Income taxes paid	$31,406	$126,158

NOTE 7 – INCOME TAXES

Components of income tax expense for the three months ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Current income tax expense
Federal	$956,472	$779,645
State	78,712	67,795

Total current income tax expense	1,035,184	847,440

Deferred income tax (benefit)
Federal	164,000	133,777
State	5,000	4,201

Total deferred income tax (benefit)	169,000	137,978

Net income tax expense	$1,204,184	$985,418

NOTE 8 – WAIVER REIMBURSEMENTS LIABILITY

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

	September 30,	September 30,
	Quarter Ended,
	December 31	September 30
Balance, beginning	$699,500	$644,300
Claims paid,	(1,144,964)	(1,460,764)
Claims accrued,	1,003,264	1,515,964

Balance, ending	$557,800	$699,500

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company occupies its corporate offices and Wholesale Plans Division in Norman, Oklahoma under a lease that expires September 30, 2012. The total leased space is approximately 6,523 square feet. The lease agreement was with Southwest Brokers, Inc., a company owned by Brett Wimberley, one of the Company’s Directors, President and Chief Financial Officer. This lease was executed on May 1, 2005, amended on August 1, 2006 and August 1, 2008, September 30, 2009, September 30, 2010 and September 30, 2011. In the event the Company is required to move from the current Norman, Oklahoma office facilities, the terms and cost of occupancy may be substantially different than those under which the office space is currently occupied and the rental rate may be substantially greater.

The Company’s rent expense associated with this related party transaction was approximately $25,000 for the each of the three month periods ending December 31, 2011 and 2010.

NOTE 10 – SEGMENT REPORTING

The Company operates in three reportable business segments; a) Wholesale Plans; b) Retail Plans; and c) Corporate (holding company).

In November, 2011 the Company’s board of directors advised management to use its best efforts to explore the sale of or discontinue the Insurance Marketing segment business. AHCP is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the pending sale or discontinuing operations of AHCP, the related assets, liabilities, results of operations and cash flows have been classified as discontinued operations in the accompanying consolidated financial statements.

Reportable business segment information follows.

The following tables set forth revenue, gross margin and operating income by segment.

($ in thousands)

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010	% Change
Revenues – by segment
Wholesale Plans	$6,452	$6,054	7%
Retail Plans (a)	3,524	4,574	(23%)
Corporate (holding company)	—	—	—
Intercompany Eliminations	(1,507)	(1,415)	6%

Total	$8,469	$9,213	(8%)

Gross margin – by segment
Wholesale Plans	$2,642	$2,312	14%
Retail Plans (a)	2,197	2,390	(8%)
Corporate (holding company)	—	—	—

Total	$4,839	$4,702	(3%)

Operating income – by segment
Wholesale Plans	$2,226	$1,810	23%
Retail Plans (a)	1,246	1,228	1%
Corporate (holding company)	(657)	(580)	(13%)

Total	$2,815	$2,458	15%

(a)	Gross of intercompany eliminations

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Segment assets
Wholesale Plans	$34,547	$31,517
Retail Plans	35,925	35,354
Discontinued Operations	3,939	5,314
Corporate	(46,904)	(44,809)

Total	$27,507	$27,376

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise indicated, the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” in this report refer collectively to Access Plans, Inc. and its subsidiaries and its executive officers and directors.

Overview

Our operations are currently organized under three segments:

•	Wholesale Plans Division – plan offerings are customized membership marketing plans primarily offered at rent-to-own retail stores.

•

Retail Plans Division – plan offerings are primarily healthcare savings plans. These plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees.

•	Corporate – includes compensation and other expenses for individuals performing services for administration of overall management and operations of the Company.

In December 2011, the Company’s board of directors advised management to use its best efforts to explore the sale of or discontinue the Insurance Marketing segment business. AHCP is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the pending sale or discontinuing operations of AHCP, the related assets, liabilities, results of operations and cash flows have been classified as discontinued operations in the accompanying consolidated financial statements.

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

We currently manage about 208 membership plans for our clients that include rental-purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At December 31, 2011, our wholesale plans were offered at approximately 5,503 locations. Of the locations at December 31, 2011, 3,680 locations were Rent-A-Center company-owned locations and RAC Acceptance kiosk locations. Rent-A-Center, Inc. (NASDAQ: RCII) is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $3.6 million (43% of total revenue) during the three months ended December 31, 2011, compared to $3.2 million (35% of total revenue) during the three months ended December 31, 2010. Total revenue for our Wholesale Plans’ Division accounted for $6.5 million (76% of total revenue) during the three months ended December 31, 2011 compared to $6.1 million (66% of total revenue) during the three months ended December 31, 2010. Our growth in Wholesale Plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which these plans are offered and the customer acceptance levels achieved at those locations. Although we have long-term contracts with Rent-A-Center and other rent-to-own companies, the loss of these contractual arrangements, especially with Rent-A-Center would have a significant adverse impact on our revenues, profitability and our ability to negotiate discounts with our vendors. Our Rent-a-Center contract expires February 28, 2013 and we have reached agreement in principal to extend that agreement on equally favorable terms until February 28, 2015.

Retail Plans

Our Retail Plans’ offerings include healthcare savings plans and association memberships that include healthcare savings, consumer discounts and may provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $3.5 million (31% of total revenue) during the three months ended December 31, 2011 compared to $4.6 million (32% of total revenue) during the three months ended December 31, 2010.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and the differences may be material to our financial statements. Certain significant estimates are required in the evaluation of goodwill for impairment and intangible assets for amortization, allowances for doubtful recoveries of advanced agent commissions, deferred income taxes, accounts receivable and the waiver reimbursements liability. Actual results may differ from those estimates and the differences could be material.

Accounts Receivable and Credit Policies

Accounts receivable are presented net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $102,242 at December 31, 2011 and September 30, 2011. The Company recorded bad debt expense of $0 and $7,067, respectively for the three months ended December 31, 2011 and 2010.

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

Certain Reclassifications

Certain prior comparative 2011 items were reclassified to conform to the current quarters’ presentation. Such reclassifications had no effect on 2011 1st quarter net income.

Recently issued Accounting Pronouncements

There were various accounting standards and interpretations issued in the three months ended December 31, 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Wholesale Plans—The Wholesale Plans membership offerings are made primarily through Rental Purchase businesses to their customers as an incremental add-on sale to their rental of durable household merchandise. These businesses contract with us to provide a package of benefits to their enrolled customers that we support with member fulfillment and customer service. They pay us a per enrolled member fee per month.

Retail Plans—The Retail Plans membership offerings are in conjunction with non-Rental Purchases businesses, direct to consumers via the internet or a multi-level marketing channel. Our clients in this segment include insurance companies, household product retailers, pharmacies, employer groups, financial organizations and associations. About half of the revenue of this segment is derived from membership plans whereby consumers make periodic membership payments directly to us generally on a monthly basis via credit card, debit card or automated clearing house transactions. We recognize this revenue on a monthly basis. The remainder of revenue within this segment is derived from membership plan sales whereby the fees are collected by our clients or where we have contractual arrangements to provide administrative services for a membership offering.

Benefits and costs associated with our Wholesale and Retail Plans membership offerings are as follows:

•

Discount Medical—In order to deliver our discount medical membership offerings, we contract with third parties having established national networks of service providers which have agreed to provide discounts to our members. We pay the company that organized the network a per member, per month fee for our members to access the network of providers and expense these fees on a monthly basis as incurred. The network service providers were responsible for funding the discounts to our members. In addition, we maintain networks of dental and vision providers, under the brand names Access Dental and Access Vision, through which our members may obtain discounts from usual and customary charges.

•

Insurance—For its insurance offerings, we contract with a third party insurance company to provide the coverage our members have selected. Multiple insurance products are available and each product has a contractually agreed upon premium associated with it. We pay and expense the premium for each member’s plan on a monthly basis. The third party insurance company is responsible for providing the coverage.

•

Automotive Discounts—The automotive service offerings are furnished by a third party provider whose services are outsourced to independent contractors of the provider. We pay the third party provider a per member, per month fee for its services. The third party provider was responsible for funding the services to its independent contractors.

•

Food and Entertainment and Other Miscellaneous Benefits—These services are also furnished by a third party provider who has established a network of 250,000 retail locations that has agreed to provide discounts to our members. We pay the third party provider a per member, per month fee for our members to access provider’s network of retail locations. Each retail location was responsible for funding the discounts to our members.

The Wholesale Plans segment also includes reimbursement of the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, we are responsible for reimbursing the client when (under the terms of the agreement with its customer) the client waives rental payments required of the customer under specifically defined and limited circumstances, including when the customer becomes unemployed for a stated period of time or when our client provides product service to its customer. These client reimbursements are expensed as incurred. See Note 8—Waiver Reimbursements Liability, above.

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

Results of Operations

Introduction

We are a provider of consumer discount benefit membership plans and healthcare savings membership plans. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers.

The following table sets forth selected results of our operations for the three and three months ended December 31, 2011 and 2010. We operate in three reportable business segments: Wholesale Plans, Retail Plans, and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own stores. The Retail Plans operating segment includes the operations from our healthcare and discount benefit membership savings plans designed to serve those markets other than the rent to own market. The Corporate operating segment includes compensation and other expenses for individuals performing services for administration of our overall operations at the holding company level.

The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

($ in thousands)

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010	% Change
Revenues	$8,469	$9,213	(8%)
Direct costs	3,630	4,511	(20%)
Operating expenses	2,024	2,244	(10%)

Operating income	2,815	2,458	15%
Net other income	19	19	—

Income before income taxes from continuing operations	2,834	2,477	14%
Income taxes, net	1,204	985	22%

Income from continuing operations	1,630	1,492	9%
Discontinued operations, net of taxes	(428)	20	224%

Net income	$1,202	$1,512	21%

The following tables set forth revenue, gross margin and operating income by segment.

($ in thousands)

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010	% Change
Revenues – by segment
Wholesale Plans	$6,452	$6,054	7%
Retail Plans (a)	3,524	4,574	(23%)
Corporate (holding company)	—	—	—
Intercompany Eliminations	(1,507)	(1,415)	6%

Total	$8,469	$9,213	(8%)

Gross margin – by segment
Wholesale Plans	$2,642	$2,312	14%
Retail Plans (a)	2,197	2,390	(8%)
Corporate (holding company)	—	—	—

Total	$4,839	$4,702	(3%)

Operating income – by segment
Wholesale Plans	$2,226	$1,810	23%
Retail Plans (a)	1,246	1,228	1%
Corporate (holding company)	(657)	(580)	(13%)

Total	$2,815	$2,458	15%

(a)	Gross of intercompany eliminations

Discussion of Three Months Ended December 31, 2011 and 2010

Revenues decreased $0.7 million (an 8% decrease) during the three months ended December 31, 2011 (“the 2012 1st quarter”), compared with the three months ended December 31, 2010 (the “2011 1st quarter”) to $8.5 million from $9.2 million. The decrease in net revenues was primarily due to:

•

Growth in our Wholesale Plans Division of approximately $0.4 million attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients; (see the “Segment Discussion Analysis” below for additional information);

•

A decrease in our Retail Plans Division of approximately $1.1 million attributable to a small portion of our existing clients approaching the end of their contract term (see the “Segment Discussion Analysis” below for additional information); and

Direct costs decreased $0.9 million (a 20% decrease) during the 2012 1st quarter compared with the 2011 1st quarter to $3.6 million from $4.5 million. The decrease in direct costs was primarily due to:

•

Our Retail Plans Division direct cost decreased $0.9 million with $0.7 million attributable to a decline in commission expense and other fees relating to a decline in revenue for legacy programs with other changes of $0.2 million (see the “Segment Discussion Analysis” below for additional information).

Operating expenses decreased $0.2 million (a 10% decrease) during the 2012 1st quarter to $2.0 million from $2.2 million in the 2011 1st quarter. The decrease was primarily attributable to a decline in compensation expense related to bonus compensation during the 2011 1st quarter and legal expenses related to our Retail Division. See the “Segment Discussion Analysis” below for additional information.

Provision for income taxes, net increased by $0.2 million during the 2012 1st quarter to $1.2 million from $1.0 million in the 2011 1st quarter. The increase was attributable to an increase in pretax income.

Income from continuing operations increased $0.1 million (a 9% increase) to approximately $1.6 million during the 2012 1st quarter compared to $1.5 million during the 2011 1st quarter.

Income (loss) from discontinued operations represents the net income (loss) from the operations of America’s Healthcare/Rx Plan Agency. In November 2011, the Company’s board of directors advised management to use its best efforts to explore the sale or discontinue the Insurance Marketing segment business. AHCP is the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the pending sale or discontinuing operations of AHCP, the related assets, liabilities, results of operations and cash flows have been classified as discontinued operations in the accompanying consolidated financial statements.

Due to the significant change in which this asset is used, the Company evaluated the impairment of goodwill and determined the carrying amount may not be recoverable. The Company recognized goodwill impairment expense of $400,000 during the quarter ended December 31, 2011.

	September 30,	September 30,
	Three Months Ending December 31,
	2011	2010

Revenues	$2,895,809	$5,063,502

Income (loss) before taxes	$(440,084)	30,303
Income tax provision (benefit)	(13,184)	10,331

Income (loss) from discontinued operations, net of tax	$(427,620)	$19,972

Segment Discussion Analysis

Wholesale Plans Division

Selected Operating Metrics

($ in thousands except member data)

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010	% Change
Results of operations

Revenues	$6,452	$6,054	7%
Direct costs	3,810	3,742	2%
Operating expenses	416	502	(17%)

Operating income	$2,226	$1,810	23%

Percent of revenue
Revenues	100%	100%	—
Direct costs	59%	62%	(3%)
Operating expenses	6%	8%	(2%)
Operating income	35%	30%	5%

Member count at December 31,	820,101	677,947	21%

Revenues increased $0.4 million (a 7% increase) during the 2012 1st quarter to $6.5 million from $6.1 million during the 2011 1st quarter. The increase in net revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.

Direct costs increased $0.1 million (a 2% increase) during the 2012 1st quarter to $3.8 million from $3.7 million during the 2011 1st quarter. This increase was primarily attributable to revenue growth and lower product service expense resulting from lower repair and replacement costs of consumer electronics.

We enter into contractual arrangements to administer certain membership programs for clients, primarily in the rent-to-own industry. For approximately 3,790 (69%) of rent-to-own locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses were related to product service expenses and the client’s waiver of rental payments under defined circumstances including circumstances when the client’s customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future.

Operating expenses decreased $0.1 million to $0.4 million during the 2012 1st quarter from $0.5 million during the 2011 1st quarter related to bonus compensation during the 2011 1st quarter.

Operating income increased $0.4 million (a 23% increase) during the 2012 1st quarter to $2.2 million from $1.8 million during the 2011 1st quarter.

Retail Plans Operating Segment

Selected Operating Metrics

($ in thousands except member data)

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010	% Change
Results of operations
Revenues (a)	$3,524	$4,574	(23%)
Direct costs	1,327	2,184	(39%)
Operating expenses	951	1,162	(18%)

Operating income (a)	$1,246	$1,228	1%

Percent of revenue
Revenues	100%	100%	—
Direct costs	38%	48%	(10%)
Operating expenses	27%	25%	2%
Operating income	35%	27%	8%

Member count at December 31,	1,565,674	1,637,312	(4%)

(a)	Gross of intercompany eliminations

Revenues decreased $1.1 million (a 23% decrease) during the 2012 1st quarter to $3.5 million from $4.6 million during the 2011 1st quarter. The decrease in revenues was primarily due to:

•	a decrease of $1.3 million from plans with approximately thirty-five percent of our existing retail plans clients that are no longer enrolling new members; we consider these plans in runoff.; and

•	other client revenue increased $0.2 million.

Direct costs decreased $0.9 million (a 39% decrease) during the 2012 1st quarter to $1.3 million from $2.2 million during the 2011 1st quarter. The decrease in direct costs was primarily attributable to:

•	a decrease in commission expense of $0.5 million due to reduced amounts of advanced commissions as a result of lower volumes of new member enrollments;

•	a decrease of $0.3 million due to lower vendor payments due to reduced revenue; and

•	other decreases of $0.1 million.

Operating expenses decreased $0.2 million (an 18% decrease) to $1.0 million during the 2012 1st quarter from $1.2 million during the 2011 1st quarter. The decrease in operating expenses was primarily attributable to outside billing and customer service expenses.

Operating income remained at $1.2 million for each of the quarters ended December 31, 2011 and December 31, 2010.

Corporate Operating Segment

Selected Operating Metrics

($ in thousands)

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010	% Change
Results of operations
Revenues	$—	$—	—
Direct costs	—	—	—
Operating expenses	657	580	13%

Operating income (loss)	$(657)	$(580)	(13%)

Operating expenses increased $0.1 million (a 13% increase) to $0.7 million during the 2012 1st quarter from $0.6 million during the 2011 1st quarter. The increase was primarily attributable to share based compensation expense related to common stock options that vest during the fiscal year ended September 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES – CONTINUING OPERATIONS

We had unrestricted cash of $14.6 million and $12.3 million at December 31, 2011 and September 30, 2011, respectively. Our working capital was $15.5 million at December 31, 2011 compared to $13.8 million at September 30, 2011. The improvement of working capital by $1.7 million was due to the following:

•	Cash, net of restricted cash increased $2.2 million attributable to net income and a decrease in restricted cash;

•	Accounts receivable decreased $0.9 million primarily attributable to the prepayment of income taxes during the quarter ended September 30, 2011;

•	Other increases of $0.4 million.

Cash provided by operating activities was $2.7 million for the three months ended December 31, 2011 compared to $2.3 million for the same period in 2010. The increase of $0.4 million was attributable to:

•	An increase in net income of $0.1 million;

•	Accounts receivable decreased $0.8 million due to the prepayment of income taxes during the quarter ended September 30, 2011;

•	Claims and other accrued liabilities decreased $0.2 million primarily attributable to compensation payable of $0.8 million;

•	Unearned commissions decreased $0.4 million related to a contract in our Retail Plans Division implemented in March, 2010; and

•	Other increases of $0.1 million.

Cash provided by investing activities increased by $.08 million to $0.15 million for the three months ended December 31, 2011 from $0.07 million for the same 2010 period. The increase of $0.08 million was primarily attributable to a decrease in restricted cash related to surety bond requirements in our Retail Plans Division.

Cash used in financing activities increased $0.2 million to $0 million for the three months ended December 31, 2011 from cash used of $0.2 million for the same 2010 period. The increase of $0.2 million was attributable to the full repayment of our outstanding debt during the fiscal year ended September 30, 2011.

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

During the three months ended December 31, 2011, we did not have any risks associated with market risk sensitive instruments or portfolio securities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer and other members of our management are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on those evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of December 31, 2011 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Since our 2011 Annual Report for the fiscal year ended September 30, 2011 on Form 10-K there have been no new material legal proceedings commenced, and there have been no material developments in legal proceedings previously reported.

ITEM 1A.	RISK FACTORS

Our risk factors are disclosed in our Annual Report on Form 10K for the year ended September 30, 2011 and there has not been a material change in previously disclosed risk factors.

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

Access Plans, Inc.

February 14, 2012	By:	/s/ Danny Wright
Danny Wright
Chief Executive Officer
(Principal Executive Officer)

February 14, 2012	By:	/s/ Brett Wimberley
Brett Wimberley
Chief Financial Officer
(Principal Financial Officer)