Form 10-Q
period 2012-03-31
Access Plans Inc
filed 2012-05-15
CIK 1087216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2012, 19,927,204 shares of the registrant’s common stock, $.001 par value were outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Access Plans, Inc.

Condensed Consolidated Balance Sheets

	March 31,2012	September 30, 2011
	(Unaudited)	(Derived From Audited Statements)
Assets
Cash and cash equivalents	$17,176,017	$12,258,258
Restricted cash	50,000	213,178
Accounts receivable, net	4,075,717	4,738,314
Note receivable	400,000	—
Advanced agency commissions, net	14,974	15,660
Deferred income taxes	110,810	359,000
Current assets from discontinued operations	—	2,903,760
Prepaid expenses	136,409	49,217

Total current assets	21,963,927	20,537,387

Furniture, fixtures and equipment, net	128,497	121,862
Goodwill	3,271,028	3,271,028
Intangibles, net	451,500	744,565
Deferred income taxes	570,331	691,000
Other assets from discontinued operations	—	1,962,224
Other assets	1,146,256	47,774

Total assets	$27,531,539	$27,375,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,183,713	$859,998
Waiver reimbursement liability	656,700	699,500
Deferred revenue	212,724	218,008
Liability for unrecognized tax benefit	166,000	166,000
Current liabilities from discontinued operations	—	2,921,144
Other accrued liabilities	1,286,842	1,840,037

Total current liabilities	3,505,979	6,704,687

Total liabilities	3,505,979	6,704,687

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 19,927,204 shares issued and outstanding	19,927	19,927
Additional paid-in-capital	11,538,624	11,468,724
Accumulated earnings	12,467,009	9,182,502

Total stockholders’ equity	24,025,560	20,671,153

Total liabilities and stockholders’ equity	$27,531,539	$27,375,840

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues	$8,840,120	$9,150,965	$17,309,380	$18,363,604
Direct costs	4,279,292	4,238,714	7,909,424	8,738,931

Gross profit	4,560,828	4,912,251	9,399,956	9,624,673
Marketing and sales expenses	372,122	317,519	715,758	617,438
General and administrative expenses	1,670,305	1,394,033	3,160,557	3,135,038
Depreciation and amortization	142,450	192,890	332,970	395,762

Operating income	2,375,951	3,007,809	5,190,671	5,476,435
Other income (expense):
Interest income	20,313	9,537	39,413	17,698
Interest (expense)	—	(170)	—	—

Total other income (expense)	20,313	9,367	39,413	17,698

Income from continuing operations, before income taxes	2,396,264	3,017,176	5,230,084	5,494,133

Provision for income taxes
Current	470,963	1,081,989	1,506,147	1,929,429
Deferred tax (benefit)	199,860	105,170	368,860	243,148

Total provision for income taxes	670,823	1,187,159	1,875,007	2,172,577

Income from continuing operations	1,725,441	1,830,017	3,355,077	3,321,556
Discontinued operations, net of taxes	357,050	40,931	(70,570)	60,903

Net income	$2,082,491	$1,870,948	$3,284,507	$3,382,459

Per share data:
Basic, from continuing operations	$0.09	$0.09	$0.17	$0.17
Basic from discontinued operations	0.02	0.00	0.00	0.00

	$0.11	$0.09	$0.17	$0.17

Diluted, from continuing operations	$0.08	0.09	0.16	0.16
Diluted, from discontinued operations	0.02	0.00	0.00	0.00

	$0.10	$0.09	$0.16	$0.16

Average Shares Outstanding:
Basic	19,927,204	19,893,871	19,927,204	19,885,446

Diluted	21,166,342	20,604,722	21,029,363	20,362,334

See the accompanying notes to the condensed consolidated financial statements.

Access Plans, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$3,284,507	3,382,459
Less: Net income (loss) from discontinued operations	(70,570)	60,903

Net income from continuing operations	3,355,077	3,321,556
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	368,860	243,148
Depreciation and amortization	332,970	387,716
Stock-based compensation	69,900	108,904
Provision for losses on receivables	—	31,861
Gain on sale of subsidiary	467,343	—
Change in operating assets and liabilities:
Receivables	662,598	65,686
Advanced agency commissions	686	413,229
Prepaid expenses and other assets	(85,697)	60,241
Deposits and other assets	—	(39,323)
Accounts payable	323,715	52,339
Accrued commissions	—	(48,646)
Deferred revenue	—	(186,958)
Claims and other accrued liabilities	(595,994)	(1,718,259)

Net cash provided by operating activities from continuing operations	4,828,888	2,752,397
Net cash provided by (used in) discontinued operations	(377,787)	535,329

Net cash provided by operating activities	4,451,101	3,287,726

Cash flows from investing activities
Decrease in restricted cash	163,178	436,694
Purchase of equipment	(46,520)	(4,689)
Cash received from sale of subsidiary	350,000	—

Net cash provided by investing activities from continuing operations	466,658	432,005
Net cash provided by investing activities from discontinued operations	—	141,099

Net cash provided by investing activities	466,658	573,104

Cash flows from financing activities from continuing operations	—	—
Cash flows from financing activities from discontinued operations	—	(352,298)

Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	4,917,759	3,184,402
Cash and cash equivalents at beginning of period	12,258,258	5,380,571

Cash and cash equivalents at end of period	17,176,017	8,889,103
Cash and cash equivalents of discontinued operations at end of period	—	324,130

Cash and cash equivalents of continuing operations at end of period	$17,176,017	$8,497,135

See the accompanying notes to the condensed consolidated financial statements.

ACCESS PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE 1—NATURE OF BUSINESS

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

On February 22, 2012, the Company completed the sale of its subsidiary, America’s Health Care/Rx Plan Agency, Inc. (AHCP), for the adjusted purchase price of $1,850,000, paid in a combination of $350,000 in cash and a promissory note made by Reliant Financial Group, LLC, the purchaser, in the principal amount of $1,500,000. AHCP was the centerpiece of the Company’s Insurance Marketing Division. AHCP distributed major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. Prior to the sale, the related assets, liabilities, results of operations and cash flows had been classified as discontinued operations in the Company’s consolidated financial statements.

NOTE 2—BASIS OF PRESENTATION

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

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the six months ended March 31, 2012 and 2011 are of a normal, recurring nature.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Credit Policies

Accounts receivable are presented net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $102,242 at March 31, 2012 and September 30, 2011. The Company recorded bad debt expense of $0 and $28,067, respectively for the six months ended March 31, 2012 and 2011.

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

Earnings per Share

Basic net earnings per common share was computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share was determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that may be issued upon exercise of common stock options.

Certain Reclassifications

Certain 2011 items were reclassified to conform to the current year presentation. Such reclassifications had no effect on 2011 net income.

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

The Wholesale Plans segment also includes reimbursement of the client for certain expenses incurred in the operation of a particular membership program. Under these arrangements, the Company was responsible for reimbursing the client when (under the terms of the agreement with its customer) the client waives rental payments required of the customer under specifically defined and limited circumstances, including when the customer becomes unemployed for a stated period of time or when the Company’s client provides product service to its customer. These client reimbursements are expensed as incurred. See Note 8—Waiver Reimbursements Liability, below.

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued in the three months ended March 31, 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4—DISCONTINUED OPERATIONS

In November 2011, the Company’s board of directors advised management to use its best efforts to explore the sale or discontinue the Insurance Marketing segment business. America’s Health Care Plan/Rx Agency, Inc. (AHCP) was the centerpiece of the Insurance Marketing Division. On February 22, 2012, the Company completed the sale of AHCP for the adjusted purchase price of $1,850,000, paid in a combination of $350,000 in cash and a promissory note made by Reliant Financial Group, LLC, the purchaser, in the principal amount of $1,500,000. The current portion of $400,000 is shown as note receivable in the current asset section and $1,100,000 is included in other assets. AHCP distributed major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the sale of AHCP, the related assets, liabilities, results of operations and cash flows have been classified as discontinued operations in the consolidated financial statements.

Note Receivable Payment Terms

Payment Due Date	Amount
February 22, 2013	$400,000
February 22, 2014	$500,000
February 22, 2015	$600,000

$1,500,000

The Company evaluated the impairment of goodwill and determined the carrying amount may not be recoverable. The Company recognized goodwill impairment expense of $400,000 during the quarter ended December 31, 2011.

The operating results of AHCP classified as discontinued operations are summarized below:

	Three Months Ending March 31,		Six Months Ending March 31,
	2012	2011	2012	2011
Revenues	$1,819,007	$4,630,088	$4,714,816	$9,693,591

Income (loss) before taxes (including gain on disposal of $467,343)	$371,583	$60,797	$(69,219)	$91,100
Income tax provision (benefit)	14,532	19,866	1,350	30,197

Income (loss) from discontinued operations, net of tax	$357,051	$40,931	$(70,569)	$60,903

The balance sheet items for AHCP classified as discontinued operations are summarized below:

	March 31, 2012	September 30, 2011

Cash and cash equivalents	$—	$1,206,360
Accounts receivable, net of allowances	—	158,272
Advanced agent commissions	—	1,530,375
Other current assets	—	8,753

Total current assets	—	2,903,760

Fixed assets, net	—	36,951
Intangible assets, net	—	1,301,250
Goodwill	—	605,311
Other long term assets	—	18,712

Total assets	$—	$4,865,984

Payables	$—	$856,057
Unearned commissions	—	1,656,650
Accrued commissions	—	408,437

Total current liabilities	—	2,921,144

Total liabilities	$—	$2,921,144

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill allocated to each reportable segment consists of the following:

	March 31, 2012	September 30 2011

Wholesale Plans Division	$455,000	$455,000
Retail Plans Division	2,816,028	2,816,028

Total	$3,271,028	$3,271,028

Intangible assets consist of the following:

	Useful Life (Years)	March 31, 2012			September 30, 2011
		Gross Amount	Accumulated Amortization	Net	Accumulated Amortization	Net

Alliance HealthCard
Customer lists	5	$2,500,000	$(2,500,000)	$—	$(2,291,685)	$208,315
Access Plans USA
In-force books of business	5	660,000	(396,000)	264,000	(330,000)	330,000
Proprietary programs	8	300,000	(112,500)	187,500	(93,750)	206,250

Total		$3,460,000	$(3,008,500)	$451,500	$(2,715,435)	$744,565

Amortization expense for the six month period ended March 31, 2012 and 2011 was $293,065 and $482,506 with 2011 including discontinued operations expense of $147,750.

NOTE 6—SUPPLEMENTAL CASH FLOWS INFORMATION

Cash payments for interest and income taxes for the six months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Interest expense	$—	$8,064
Income taxes paid	$760,000	$2,104,683
Non-cash investing activities:
Promissory note received in sale of subsidiary	$1,500,000	$—

NOTE 7—INCOME TAXES

Components of income tax expense for the six months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Current income tax expense
Federal	$1,350,473	$1,922,770
State	155,674	6,659

Total current income tax expense	1,506,147	1,929,429

Deferred income tax (benefit)
Federal	358,851	235,928
State	10,009	7,220

Total deferred income tax (benefit)	368,860	243,148

Net income tax expense	$1,875,007	$2,172,577

NOTE 8—WAIVER REIMBURSEMENTS LIABILITY

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

The Company’s policy was to reserve the necessary funds in order to meet the anticipated reimbursement obligation owed to the Company’s clients in the event the Company’s reimbursement obligations required payment in the future. The Company’s obligations for these reimbursements did not have any kind of a tail that extended beyond the Company’s client’s payment obligations following termination of the contractual arrangement or agreement with either the Company’s client or the client’s customer. The Company’s estimated incurred-but-not-reported-reimbursements obligation consisted of the following for the six months ending March 31, 2012:

Balance at September 30, 2011	$699,500
Claims paid, 10/1/11 – 03/31/12	(2,435,324)
Claims accrued, 10/1/11 – 03/31/12	2,392,524

Balance at March 31,2012	$656,700

NOTE 9—RELATED PARTY TRANSACTIONS

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

The Company’s rent expense associated with this related party transaction was approximately $50,000 for each of the six month periods ending March 31, 2012 and 2011.

NOTE 10—SEGMENT REPORTING

The Company operates in three reportable business segments; a) Wholesale Plans; b) Retail Plans; and c) Corporate (holding company).

In November 2011 the Company’s board of directors advised management to use its best efforts to explore the sale of or discontinue the Insurance Marketing segment business. AHCP was the centerpiece of the Insurance Marketing Division. On February 22, 2012, the Company completed the sale of AHCP. As a result of the sale of AHCP, the related assets, liabilities, results of operations and cash flows had been classified as discontinued operations.

Reportable business segment information follows.

The following tables set forth revenue, gross margin and operating income by segment.

($ in thousands)	For the Three Months Ended March 31,			For the Six Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Revenues – by segment
Wholesale Plans	$7,025	$6,316	11%	$13,477	$12,369	9%
Retail Plans (a)	3,010	4,276	(30%)	6,534	8,850	(26%)
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,195)	(1,441)	17%	(2,702)	(2,855)	5%

Total	$8,840	$9,151	(3%)	$17,309	$18,364	(6%)

Gross margin – by segment
Wholesale Plans	$2,930	$2,278	29%	$5,572	$4,590	21%
Retail Plans (a)	1,631	2,634	(38%)	3,828	5,035	(24%)
Corporate (holding company)	—	—	—	—	—	—

Total	$4,561	$4,912	(7%)	$9,400	$9,625	(2%)

Operating income – by segment
Wholesale Plans	$2,474	$1,846	34%	$4,701	$3,658	29%
Retail Plans (a)	582	1,742	(67%)	1,827	2,980	(39%)
Corporate (holding company)	(680)	(580)	(17%)	(1,337)	(1,162)	(15%)

Total	$2,376	$3,008	(21%)	$5,191	$5,476	(5%)

(a)	Gross of intercompany eliminations

	March 31, 2012	September 30, 2011

Segment assets
Wholesale Plans	$38,347	$31,517
Retail Plans	41,848	35,354
Discontinued Operations - AHCP	—	5,314
Corporate	(52,663)	(44,809)

Total	$27,532	$27,376

NOTE 11—PENDING MERGER

On February 24, 2012, the Company entered into the Agreement and Plan of Merger (the Merger Agreement) with Affinity Insurance Services, Inc., (Affinity), and Atlas Acquisition Corp., a wholly-owned subsidiary of Affinity (Merger Sub). Pursuant to the Merger Agreement, at the effective time, Merger Sub will merge with and into the Company and the Company will continue as the surviving corporation and as a wholly-owned subsidiary of Affinity (the Merger). At the effective time of the Merger, each share of the Company common stock issued and outstanding immediately prior to the effective time (other than the Company treasury shares, shares of Company common stock held by Affinity or any of the Company’s or Affinity’s wholly-owned subsidiaries and Company shares with respect to which appraisal rights are validly exercised by the Company’s dissenting shareholders) will be converted into the right to receive cash of approximately $3.30 per share (the Per Share Merger Consideration).

In connection with the Merger, all outstanding in-the-money stock options (those stock options exercisable for the purchase of Company common stock having an exercise price less than the Per Share Merger Consideration) will be cancelled immediately prior to the effective time of the Merger and will be converted at the effective time into the right to receive the Per Share Merger Consideration reduced by the respective exercise prices of those options. All outstanding out-of-the-money options (those stock options exercisable for the purchase of Company common stock having an exercise price equal to or greater than the Per Share

Merger Consideration) will be cancelled immediately prior to the effective time and no consideration will be exchanged for those options.

The adoption of the Merger Agreement by the Company’s shareholders required the affirmative vote or written consent of the holders of a majority of our outstanding shares of common stock. On February 25 and February 26, 2012, shareholders who collectively own approximately 54.9% of the issued and outstanding shares of the Company’s common stock executed written consents approving and adopting the Merger Agreement and the transactions contemplated in the Merger Agreement, including the Merger. Consequently, except as required by law, further vote or approval by the Company’s shareholders is not required to complete the Merger pursuant to the Merger Agreement. The Company anticipates that the Merger will be completed in June 2012.

If the Merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay Affinity a termination fee of $2.8 million under the Merger Agreement;

•	we may be required, under certain circumstances, to pay up to $750,000 of certain out-of-pocket costs and expenses of Affinity relating to the Merger, whether or not the Merger is completed, including legal, accounting, financial advisor fees;

•	under the Merger Agreement, we are subject to certain restrictions on the conduct of or business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies; and

•	matters relating to the Merger have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against Affinity or us to perform its or our respective obligations under the Merger Agreement. If the Merger is not completed, we cannot assure our shareholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

NOTE 12—SUBSEQUENT EVENTS

There are no subsequent events as of May 14, 2012 that would require adjustments to or disclosure in the financial statements.

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

In November 2011, the Company’s board of directors advised management to use its best efforts to explore the sale of or discontinue the Insurance Marketing segment business. On February 22, 2012, the Company completed the sale of its subsidiary, America’s Health Care/Rx Plan Agency, Inc. (AHCP), for the adjusted purchase price of $1,850,000, paid in a combination of $350,000 in cash and a promissory note made by Reliant Financial Group, LLC, the purchaser, in the principal amount of $1,500,000. AHCP was the centerpiece of the Insurance Marketing Division. AHCP distributes major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the sale of AHCP, the related assets, liabilities, results of operations and cash flows had been classified as discontinued operations.

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

We currently manage about 208 membership plans for our clients that include rental-purchase dealers, insurance companies, financial institutions, retail merchants, and consumer finance companies. At March 31, 2012, our wholesale plans were offered at approximately 5,503 locations. Of the locations at March 31, 2012, 3,680 locations were Rent-A-Center company-owned locations and RAC Acceptance kiosk locations. Rent-A-Center, Inc. (NASDAQ: RCII) is the largest rent-to-own company in the United States, Puerto Rico and Canada. Our revenue attributable to the contractual arrangements with Rent-A-Center was approximately $3.6 million (41% of total revenue) and $7.8 million (45% of total revenue) during the three and six months ended March 31, 2012, respectively compared to $3.2 million (24% of total revenue) and $6.4 million (23% of total revenue) during the three and six months ended March 31, 2011, respectively. Revenue attributable to our Wholesale Plans Division accounted for $7.0 million (79% of total revenue) and $13.5 million (78% of total revenue) during the three and six months ended March 31, 2012, respectively compared to $6.3 million (46% of total revenue) and $12.4 million (44% of total revenue) during the three and six months ended March 31, 2011, respectively. Our growth in wholesale plans revenue is dependent in significant part on an increase in the number of rent-to-own locations at which our plans are offered and the sales efforts of those locations. Although we have contracts with Rent-A-Center and other rent-to-own companies, loss of which, especially Rent-A-Center would or may have a significant impact on our revenues, profitability and our ability to negotiate discounts with our vendors. Our Rent-a-Center contract expires February 28, 2013 and we have reached agreement in principal to extend that agreement on equally favorable terms until February 28, 2015.

Retail Plans

Our Retail Plans’ offerings include healthcare savings plans and association memberships that include healthcare savings, consumer discounts and may provide insurance features. These healthcare savings plans are not insurance, but allow members access to a variety of healthcare networks to obtain discounts from usual and customary fees. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, and limited benefit insured plans. Our members pay providers the discounted rate at the time services are provided to them. These plans are designed to serve the markets in which individuals either have no health insurance or limited healthcare benefits. Our revenue attributable to retail plans was approximately $3.0 million (34% of total revenue) and $6.5 million (38% of total revenue) during the three and six months ended March 31, 2012 compared to $4.3 million (31% of total revenue) and $8.8 million (32% of total revenue) during the three and six months ended March 31, 2011.

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

Accounts Receivable and Credit Policies

Accounts receivable are presented net of the allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. The allowance for doubtful accounts was $102,242 at March 31, 2012 and September 30, 2011. The Company recorded bad debt expense of $0 and $28,067, respectively for the six months ended March 31, 2012 and 2011.

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

Stock Based Compensation

We measure stock based compensation expense using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the award date based on the fair value of the award and, when applicable, is recognized as an expense on a straight-line basis over the requisite service or vesting period.

Restricted Cash

Restricted cash represents investments with original maturities of one year or less pledged to obtain bonds for regulatory licenses and processing and collection arrangements for credit card and automated clearing house payments.

Earnings per Share

Basic net earnings per common share was computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share was determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that may be issued upon exercise of common stock options.

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

Certain Reclassifications

Certain 2011 items were reclassified to conform to the current year presentation. Such reclassifications had no effect on 2011 net income.

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

Retail Plans - The Retail Plans membership offerings are in conjunction with non-rental purchases businesses, direct to consumers via the internet or a multi-level marketing channel. Our clients in this segment include insurance companies, household product retailers, pharmacies, employer groups, financial organizations and associations. About half of the revenue of this segment is derived from membership plans whereby consumers make periodic membership payments directly to us generally on a monthly basis via credit card, debit card or automated clearing house transactions. We recognize this revenue on a monthly basis. The remainder of revenue within this segment is derived from membership plan sales whereby the fees are collected by our clients or where we have contractual arrangements to provide administrative services for a membership offering.

Benefits and costs associated with our Wholesale and Retail Plans membership offerings are as follows:

•

Discount Medical - In order to deliver our discount medical membership offerings, we contract with third parties having established national networks of service providers which have agreed to provide discounts to our members. We pay the company that organized the network a per member, per month fee for our members to access the network of providers and expense these fees on a monthly basis as incurred. The network service providers are responsible for funding the discounts to our members. In addition, we maintain networks of dental and vision providers, under the brand names Access Dental and Access Vision, through which our members may obtain discounts from usual and customary charges.

•

Insurance - For our insurance offerings, we contract with a third party insurance company to provide the coverage our members have selected. Multiple insurance products are available and each product has a contractually agreed upon premium associated with it. We pay and expense the premium for each member’s plan on a monthly basis. The third party insurance company is responsible for providing the coverage.

•

Automotive Discounts - The automotive service offerings are furnished by a third party provider whose services are outsourced to independent contractors of the provider. We pay the third party provider a per member, per month fee for its services. The third party provider is responsible for funding the services to its independent contractors.

•

Food and Entertainment and Other Miscellaneous Benefits - These services are also furnished by a third party provider who has established a network of 250,000 retail locations that has agreed to provide discounts to our members. We pay the third party provider a per member, per month fee for our members to access provider’s network of retail locations. Each retail location was responsible for funding the discounts to our members.

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued in the three months ended March 31, 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Results of Operations

Introduction

We are a provider of consumer discount benefit membership plans and healthcare savings membership plans. Through working with our wholesale and retail clients, we design and build membership plans that contain benefits aggregated from our vendors that appeal to our client’s customers.

The following table sets forth selected results of our operations for the three and six months ended March 31, 2012 and 2011. We operate in three reportable business segments: Wholesale Plans, Retail Plans, and Corporate. The Wholesale Plans operating segment includes the operations of our customized membership marketing plans primarily offered at rent-to-own stores. The Retail Plans operating segment includes the operations from our healthcare and discount benefit membership savings plans designed to serve those markets other than the rent to own market. The Corporate operating segment includes compensation and other expenses for individuals performing services for administration of our overall operations at the holding company level.

The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2012	2011	% Change	2012	2011	% Change
Revenues	$8,840	$9,151	(3%)	$17,309	18,364	(6%)
Direct costs	4,279	4,239	1%	7,909	8,739	(9%)
Operating expenses	2,185	1,904	15%	4,209	4,149	1%

Operating income	2,376	3,008	(21%)	5,191	5,476	(5%)
Net other income	20	9	122%	39	18	117%

Income before income taxes from continuing operations	2,396	3,017	(21%)	5,230	5,494	(5%)
Income taxes, net	671	1,187	(43%)	1,875	2,172	(14%)

Income from continuing operations	1,725	1,830	(6%)	3,355	3,322	1%
Discontinued operations, net of taxes	357	41	N/M	(71)	60	N/M

Net income	$2,082	$1,871	(11%)	$3,285	3,382	(3%)

The following tables set forth revenue, gross margin and operating income by segment.

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
($ in thousands)	2012	2011	% Change	2012	2011	% Change
Revenues – by segment
Wholesale Plans	$7,025	$6,316	11%	$13,477	$12,369	9%
Retail Plans (a)	3,010	4,276	(30%)	6,534	8,850	(26%)
Corporate (holding company)	—	—	—	—	—	—
Intercompany Eliminations	(1,195)	(1,441)	17%	(2,702)	(2,855)	5%

Total	$8,840	$9,151	(3%)	$17,309	$18,364	(6%)

Gross margin – by segment
Wholesale Plans	$2,930	$2,278	29%	$5,572	$4,590	21%
Retail Plans (a)	1,631	2,634	(38%)	3,828	5,034	(24%)
Corporate (holding company)	—	—	—	—	—	—

Total	$4,561	$4,912	(7%)	$9,400	$9,626	(2%)

Operating income – by segment
Wholesale Plans	$2,474	$1,846	34%	$4,701	$3,658	29%
Retail Plans (a)	582	1,742	(67%)	1,827	2,980	(39%)
Corporate (holding company)	(680)	(580)	(17%)	(1,337)	(1,162)	(15%)

Total	$2,376	$3,008	(21%)	$5,191	$5,476	(5%)

(a)	Gross of intercompany eliminations

Discussion of Three Months Ended March 31, 2012 and 2011

Revenues decreased $0.4 million (a 3% decrease) during the three months ended March 31, 2012 (“the 2012 2nd quarter”), compared with the three months ended March 31, 2011 (the “2011 2nd quarter”) to $8.8 million from $9.2 million. The decrease in revenues was primarily due to:

•

Growth in our Wholesale Plans Division of approximately $0.7 million attributable to additional rent-to-own locations offering our plans and an increase in member acceptance rates among existing clients; (see the “Segment Discussion Analysis” below for additional information);

•

A decrease in our Retail Plans Division of approximately $1.3 million attributable to a portion of our existing clients approaching the end of their contract term (see the “Segment Discussion Analysis” below for additional information); and

•	Other increases of $0.2 million.

Direct costs increased $0.1 million (a 1% increase) during the 2012 2nd quarter compared with the 2011 2nd quarter to $4.3 million from $4.2 million. The increase in direct costs was primarily due to an increase in fulfillment expense and was offset by a decline in commission expense and other fees relating to a decline in revenue for legacy programs in our Retail Plans Division.

Operating expenses increased $0.3 million (a 15% increase) during the 2012 2nd quarter to $2.2 million from $1.9 million in the 2011 2nd quarter. The increase was attributable to an increase in compensation expense for two new employees and other overhead expenses related to our Retail Plans Division and additional legal expenses in our Corporate Segment. See the “Segment Discussion Analysis” below for additional information.

Provision for income taxes, net decreased by $0.5 million during the 2012 2nd quarter to $0.7 million from $1.2 million in the 2011 2nd quarter. The decrease was attributable to a decrease in the provision for income taxes resulting from the sale of AHCP.

Income from continuing operations decreased $0.1 million (a 6% decrease) to approximately $1.7 million during the 2012 2nd quarter compared to $1.8 million during the 2011 2nd quarter.

Income (loss) from discontinued operations represents the net income (loss) from the operations of America’s Healthcare/Rx Plan Agency (AHCP). In November 2011, the Company’s board of directors advised management to use its best efforts to explore the sale or discontinue the Insurance Marketing segment business (AHCP). On February 22, 2012, the Company completed the sale of its subsidiary, America’s Health Care/Rx Plan Agency, Inc. (AHCP), for the adjusted purchase price of $1,850,000, paid in a combination of $350,000 in cash and a promissory note made by Reliant Financial Group, LLC, the purchaser, in the principal amount of $1,500,000. AHCP was the centerpiece of the Insurance Marketing Division. AHCP distributed major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the sale of AHCP, the related assets, liabilities, results of operations and cash flows had been classified as discontinued operations. The Company recorded a gain on disposal of $467,343 during the 2012 2nd quarter

	Three Months Ending
	March 31,
	2012	2011
Revenues	$1,819,007	$4,630,088

Income (loss) before taxes, (including gain on disposal of $467,343)	371,583	60,797
Income tax provision (benefit)	14,532	19,866

Income (loss) from discontinued operations, net of tax	$357,051	$40,931

Segment Discussion Analysis

Wholesale Plans Division

Selected Operating Metrics

($ in thousands except member data)	For the Three Months Ended March 31,
	2012	2011	% Change
Results of operations
Revenues	$7,025	$6,316	11%
Direct costs	4,095	4,038	1%
Operating expenses	456	432	6%

Operating income	$2,474	$1,846	34%

Percent of revenue
Revenues	100%	100%	—
Direct costs	58%	64%	(6%)
Operating expenses	6%	7%	(1%)
Operating income	35%	29%	6%
Membership count at March 31,	923,165	671,368	38%

Revenues increased $0.7 million (an 11% increase) during the 2012 2nd quarter to $7.0 million from $6.3 million during the 2011 2nd quarter. The increase in revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.

Direct costs increased $0.1 million (a 1% increase) during the 2012 2nd quarter to $4.1 million from $4.0 million during the 2011 2nd quarter. This increase was primarily attributable to revenue growth and lower product service expense resulting from lower repair and replacement costs of consumer electronics.

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

Operating expenses increased $0.1 million to $0.5 million during the 2012 2nd quarter from $0.4 million during the 2011 2nd quarter primarily attributable to an increase in compensation expense for additional employees.

Operating income increased $0.7 million (a 34% increase) during the 2012 2nd quarter to $2.5 million from $1.8 million during the 2011 2nd quarter.

Retail Plans Operating Segment

Selected Operating Metrics

($ in thousands except member data)	For the Three Months Ended March 31,
	2012	2011	% Change
Results of operations
Revenues (a)	$3,010	$4,276	(30%)
Direct costs	1,378	1,642	(16%)
Operating expenses	1,050	892	18%

Operating income (a)	$582	$1,742	(67%)

Percent of revenue
Revenues	100%	100%	—
Direct costs	46%	38%	8%
Operating expenses	35%	21%	14%
Operating income	19%	41%	(22%)
Membership count at March 31,	1,596,581	1,703,784	(6%)

(a)	Gross of intercompany eliminations

Revenues decreased $1.3 million (a 30% decrease) during the 2012 2nd quarter to $3.0 million from $4.3 million during the 2011 2nd quarter. The decrease in revenues was primarily due to a portion of our existing retail plans clients that are no longer enrolling new members; we consider these plans in runoff.

Direct costs decreased $0.2 million (a 16% decrease) during the 2012 2nd quarter to $1.4 million from $1.6 million during the 2011 2nd quarter. The decrease in direct costs was primarily attributable to:

•

a decrease of $0.5 million in commission expense of million due to reduced amounts of advanced commissions as a result of lower volumes of new member enrollments and a decrease in provider network expense due to reduced revenue; and

•	an increase in fulfillment expense of $0.3 million that resulted from a change in the programs being offered for one of our major contracts.

Operating expenses increased $0.1 million (an 18% increase) to $1.0 million during the 2012 2nd quarter from $0.9 million during the 2011 2nd quarter. The increase in operating expenses was attributable to additional general and administrative expenses allocated to the Retail Plans Division resulting from the sale of our Insurance Marketing Division in February of 2012.

Operating income decreased $1.1 (a 67% decrease) to $0.6 million during the 2012 2nd quarter from $1.7 million during the 2011 2nd quarter.

Corporate Operating Segment

Selected Operating Metrics

($ in thousands)
	For the Three Months Ended March 31,
	2012	2011	% Change
Results of operations
Revenues	$—	$—	—
Direct costs	—	—	—
Operating expenses	680	581	17%

Operating income (loss)	$(680)	$(581)	(17%)

Operating expenses increased $0.1 million (a 17% increase) to $0.7 million during the 2012 2nd quarter from $0.6 million during the 2011 2nd quarter. The increase was attributable to additional legal fees that resulted from the sale of our Insurance Marketing Division and additional expenses incurred resulting from our previously announced initiative to explore strategic alternatives.

Discussion of Six Months Ended March 31, 2012 and 2011

Revenues decreased $1.1 million (a 6% decrease) during the six months ended March 31, 2012 (“the 2012 period”), compared with the six months ended March 31, 2011 (the “2011 period”) to $17.3 million from $18.4 million in 2011. The decrease in revenues was primarily due to:

•

Growth in our Wholesale Plans Division of approximately $1.1 million attributable to new rent-to-own locations and growth in our existing contracts (see the “Segment Discussion Analysis” below for additional information);

•	Our Retail Plans Division experienced a decrease of approximately $2.3 million, gross of intercompany eliminations (see the “Segment Discussion Analysis” below for additional information);

•	Other increases of $0.1 million.

Direct costs decreased $0.8 million (a 9% decrease) during the 2012 period to $7.9 million from $8.7 million in the 2011 period. The increase in direct costs was attributable to the following:

•	Our Wholesale Plans operating segment experienced an increase of $0.1 million primarily related to the increase in revenue (see the “Segment Discussion Analysis” below for additional information);

•	A decrease of $1.1 million in our existing Retail Plans Division due to a decrease in revenue (see “Segment Discussion Analysis” below for additional information)

•	Other increases of $0.2 million.

Operating expenses increased $0.1 million (a 1% increase) during the 2012 period to $4.2 million from $4.1 million in the 2011 period. The increase in operating expenses was attributable to an increase in compensation expense for additional employees (see “Segment Discussion Analysis” below for additional information).

Provision for income taxes, net decreased by $0.3 million during the 2012 period to $1.9 million from $2.2 million in the 2011 period.

Provision for income taxes, net decreased by $0.5 million during the 2012 2nd quarter to $1.3 million from $1.2 million in the 2011 2nd quarter. The decrease was attributable to a decrease in the provision for income taxes resulting from the sale of AHCP.

Income from continuing operations decreased $0.1 million (a 6% decrease) to approximately $1.7 million during the 2012 2nd quarter compared to $1.8 million during the 2011 2nd quarter.

Income (loss) from discontinued operations represents the net income (loss) from the operations of America’s Healthcare/Rx Plan Agency (AHCP). In November 2011, the Company’s board of directors advised management to use its best efforts to explore the sale or discontinue the Insurance Marketing segment business (AHCP). On February 22, 2012, the Company completed the sale of its subsidiary, America’s Health Care/Rx Plan Agency, Inc. (AHCP), for the adjusted purchase price of $1,850,000, paid in a combination of $350,000 in cash and a promissory note made by Reliant Financial Group, LLC, the purchaser, in the principal amount of $1,500,000. AHCP was the centerpiece of the Insurance Marketing Division. AHCP distributed major medical, short term medical, critical illness and related health insurance products to small businesses, self-employed and other individuals and families through a network of independent agents which have carrier appointments through AHCP. As a result of the sale of AHCP, the related assets, liabilities, results of operations and cash flows had been classified as discontinued operations. The Company recorded a gain on disposal of $467,343 during the 2012 2nd quarter

	Six Months Ending
	March 31,
	2012	2011
Revenues	$4,714,816	$9,693,591

Income (loss) before taxes, (including gain on disposal of $467,343)	(64,220)	91,100
Income tax provision (benefit)	6,350	30,197

Income (loss) from discontinued operations, net of tax	$70,570	$60,903

Net income was approximately $3.3 million during the 2012 period compared to $3.4 million during the 2011 period (a 21% decrease).

Wholesale Plans Division

Selected Operating Metrics

($ in thousands except member data)
	For the Six Months Ended March 31,
	2012	2011	% Change
Results of operations
Revenues	$13,477	$12,369	9%
Direct costs (a)	7,905	7,780	2%
Operating expenses	871	933	(7%)

Operating income	$4,701	$3,656	29%

Percent of revenue
Revenues	100%	100%	—
Direct costs	59%	63%	(4%)
Operating expenses	6%	8%	(2%)
Operating income	35%	30%	5%
Membership count at March 31,	923,165	671,368	38%

(a)	Gross of intercompany eliminations

Revenues increased $1.1 million (a 9% increase) during the 2012 period to $13.5 million from $12.4 million during the 2011 period. The increase in revenues was related to the increase in the number of new rent-to-own locations offering our membership plans plus membership growth from existing locations.

Direct costs increased $0.1 million (a 2% increase) during the 2012 period to $7.9 million from $7.8 million during the 2011 period. The increase was primarily attributable to the revenue increase offset by a decrease in clients’ product service and waiver of rental payment expenses. We entered into contractual arrangements to administer certain membership programs for clients, primarily in the rental purchase industry. For approximately 3,790 (69%) of our point of sale locations the administration duties include reimbursing the client for certain expenses it incurs in the operation of the program. Those expenses are primarily related to product service expenses and the client’s waiver of rental payments under defined circumstances when their customer becomes unemployed for a stated period of time. It is our policy to reserve the necessary funds in order to reimburse our clients as those obligations become due in the future.

Operating expenses decreased 7% to $0.9 million during each of the 2012 and 2011 periods primarily attributable to bonus compensation during the 2011 1st quarter.

Operating income increased $1.0 million (a 29% increase) during the 2012 period to $4.7 million from $3.7 million in the 2011 period.

Retail Plans Operating Segment

Selected Operating Metrics

($ in thousands except member data)
	For the Six Months Ended March 31,
	2012	2011	% Change
Results of operations
Revenues (a)	$6,534	$8,850	(26%)
Direct costs	2,705	3,816	(29%)
Operating expenses	2,002	2,054	(3%)

Operating income	$1,827	$2,980	(39%)

Percent of revenue
Revenues	100%	100%	—
Direct costs	41%	43%	(2%)
Operating expenses	31%	23%	8%
Operating income	28%	34%	(6%)
Membership count at March 31,	1,596,581	1,703,784	(6%)

(a) Gross of intercompany eliminations

Revenues decreased $2.4 million (a 26% decrease) during the 2012 period to $6.5 million from $8.9 million during the 2011 period. The decrease in revenues was primarily due to a portion of our existing retail plans clients that are no longer enrolling new members; we consider these plans in runoff.

Direct costs decreased $1.1 million (a 29% decrease) during the 2012 period to $2.7 million from $3.8 million during the 2011 period. The decrease in direct costs was attributable to:

•

a decrease of $1.4 million in commission expense due to reduced amounts of advanced commissions as a result of lower volumes of new member enrollments and a decrease in provider network expense due to reduced revenue; and

•	an increase in fulfillment expense of $0.3 million that resulted from a change in the programs being offered for one of our major contracts.

Operating expenses decreased $0.1 million (a 3% decrease) to $2.0 million during the 2012 period from $2.1 million during the 2011 period primarily attributable to bonus compensation during the 2011 1st quarter.

Operating income decreased $1.2 million (a 39% decrease) to $1.8 million during the 2012 period from $3.0 million in the 2011 period.

Corporate Operating Segment

Selected Operating Metrics

($ in thousands)
	For the Six Months Ended March 31,
	2012	2011	% Change
Results of operations
Revenues	$—	$—
Direct costs	—	—
Operating expenses	1,337	1,162	15%

Operating income (loss)	$(1,337)	$(1,162)	(15%)

Operating expenses increased $0.1 million (a 15% increase) to $1.3 million during the 2012 period from $1.2 million during the 2011 period. The increase was attributable to additional legal fees that resulted from the sale of our Insurance Marketing Division (AHCP) and additional expenses incurred resulting from our previously announced initiative to explore strategic alternatives.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We had unrestricted cash of $17.2 million and $12.3 million at March 31, 2012 and September 30, 2011, respectively. Our working capital was $18.5 million at March 31, 2012 compared to $13.8 million at September 30, 2011. The improvement of working capital by $4.7 million was due to the following:

•	Cash, net of restricted cash increased $4.9 million attributable to net income and a decrease in restricted cash;

•	Notes receivable increased $0.4 million attributable to the sale of our Insurance Marketing Division;

•	Accounts receivable decreased $0.7 million primarily attributable to the prepayment of income taxes during the quarter ended September 30, 2011;

•	Deferred income taxes decreased $0.4 million;

•	Accounts payable increased $0.3 million attributable to fulfillment expenses;

•	Other accrued liabilities decreased $0.6 million primarily attributable to bonus compensation paid in December, 2011; and

•	Other increases of $0.2 million.

Cash provided by operating activities was $4.5 million for the six months ended March 31, 2012 compared to $3.3 million for the same period in 2011. The increase of $1.2 million was attributable to:

•	A decrease in net income of $0.1 million;

•	Accounts receivable increased $0.6 million due to the prepayment of income taxes during the quarter ended September 30, 2011;

•	Claims and other accrued liabilities increased $1.1 million primarily attributable to compensation payable of $0.8 million;

•	Advanced agency commissions decreased $0.4 million related to a contract in our Retail Plans Division implemented in March, 2010;

•	Gain on sale of ACHP at $0.5 million;

•	Discontinued operations decreased $0.9 million; and

•	Other increases of $0.4 million.

Cash provided by investing activities decreased by $0.1 million to cash provided of $.5 million for the six months ended March 31, 2012 from cash provided of $0.6 million for the same 2011 period. The decrease of $0.1 million was primarily attributable to cash received from the sale of AHCP of $0.4 million offset by a decrease in restricted cash of $0.3 million.

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

During the three months ended March 31, 2012, we did not have any risks associated with market risk sensitive instruments or portfolio securities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer and other members of our management are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on those evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of March 31, 2012 in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

On February 24, 2012, we entered into the Agreement and Plan of Merger (the Merger Agreement) with Affinity Insurance Services, Inc., (Affinity), and Atlas Acquisition Corp., a wholly-owned subsidiary of Affinity (Merger Sub). Pursuant to the Merger Agreement, at the effective time, Merger Sub will merge with and into the Company, with Company continuing as the surviving corporation and a wholly-owned subsidiary of Affinity (the Merger). See Item 5. Other Information, below.

The Merger Agreement presents certain material risks for us and our shareholders. Our shareholders will neither have a continuing interest in us nor a shareholder interest in Aon, Affinity (or its parent, Aon Corporation) or Merger Sub upon completion of the Merger. In addition to the other information included in this report, including the matters addressed in “Cautionary Statement Concerning Forward–Looking Statements”, appearing below. The following are risks presented by the Merger Agreement and the Merger and other transactions contemplated in the Merger Agreement. The risk factors associated with our businesses can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the U.S. Securities and Exchange Commission (the SEC) (see Item 5. Other Information, below).

Risks Related to the Merger Agreement

Failure to complete the Merger could negatively impact the stock prices and future businesses and financial results of Access Plans.

If the Merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay Affinity a termination fee of $2.8 million under the Merger Agreement;

•

we may be required, under certain circumstances, to pay up to $750,000 of certain out-of-pocket costs and expenses of Affinity relating to the Merger, whether or not the Merger is completed, including legal, accounting, financial advisor fees;

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of or business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies; and

•

matters relating to the Merger have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against Affinity or us to perform its or our respective obligations under the Merger Agreement. If the Merger is not completed, we cannot assure our shareholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

We are, and will continue to be in the event the Merger is not completed, subject to the risks described in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which has been filed with the SEC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). These statements may include, but are not limited to, statements addressing the benefits of the Merger respecting our shareholders and the associated objectives, expectations and intentions. These statements are subject to a number of risks, uncertainties and other factors that could cause the expected results and benefits to differ materially from those expressed in, or implied by, these statements. These statements may be identified by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward–looking statements, including statements related to our expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

These risks, uncertainties and other factors include, among other things:

•	the possibility that the proposed transaction does not close, including, but not limited to, due to the failure to satisfy the closing conditions;

•	general economic conditions in the United States and Canada, the countries in which we do business;

•	the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors, federal regulators, and other regulatory authorities;

•	the impact of class actions and individual lawsuits including client class actions, securities class actions and derivative actions;

•	the extent to which we retain existing clients and attracts new businesses;

•

the extent to which we manage certain risks created in connection with our various products and services that we currently offer or provide, or will offer or provide in the future, to our clients and customers;

•

the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given our businesses and the possibility of conflicting regulatory requirements across states and other jurisdictions in which we do business; and

•	the ability of our shareholders to realize the anticipated benefits of the Merger.

Additional risks, uncertainties and other factors include those discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report or, in the case of the risk factors contained in the Annual Report, as of the date of such report. We disclaim any intent or obligation to update any forward-looking statements contained in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS.

There are no items to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There are no items to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

There are no items to report under this item.

ITEM 5.	OTHER INFORMATION.

On February 24, 2012, we entered into the Merger Agreement with Affinity, and Merger Sub. Pursuant to the Merger Agreement, at the effective time, Merger Sub will merge with and into us and we will continue as the surviving corporation and as a wholly-owned subsidiary of Affinity. At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than our treasury shares, shares of our common stock held by Affinity or any of our or Affinity’s wholly-owned subsidiaries and our shares with respect to which appraisal rights are validly exercised by our dissenting shareholders) will be converted into the right to receive cash of approximately $3.30 per share (the Per Share Merger Consideration).

In connection with the Merger, all outstanding in-the-money stock options (those stock options exercisable for the purchase of our common stock having an exercise price less than the Per Share Merger Consideration) will be cancelled immediately prior to the effective time of the Merger and will be converted at the effective time into the right to receive the Per Share Merger Consideration reduced by the respective exercise prices of those options. All outstanding out-of-the-money options (those stock options exercisable for the purchase of our common stock having an exercise price equal to or greater than the Per Share Merger Consideration) will be cancelled immediately prior to the effective time and no consideration will be exchanged for those options.

The adoption of the Merger Agreement by our shareholders required the affirmative vote or written consent of the holders of a majority of our outstanding shares of common stock. On February 25 and February 26, 2012, shareholders who collectively own approximately 54.9% of the issued and outstanding shares of our common stock executed written consents approving and adopting the Merger Agreement and the transactions contemplated in the Merger Agreement, including the Merger. Consequently, except as required by law, further vote or approval by our shareholders is not be required to complete the Merger pursuant to the Merger Agreement. We anticipate that the Merger will be completed in June 2012.

A more completed description of the Merger and the Merger Agreement can be found in the Preliminary Information Statement on Schedule 14C filed with the SEC on May 3, 2012. The Definitive Information Statement will be distributed to our shareholders in accordance with the requirements of the rules and regulations of the SEC at least 20 days prior to completion of the Merger. The Preliminary Information Statement may be read and copy is available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Information Statement is also available through commercial document retrieval services and at the website maintained by the SEC at www.sec.gov. You may request a copy of the Preliminary Information Statement (and the documents filed therewith) in writing or by telephone by contacting Access Plans at:

Access Plans, Inc.

900 36th Avenue, N.W., Suite 150

Norman, Oklahoma 73072

Attention: Investor Relations

(405) 579-8525

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

Access Plans, Inc.

May 14, 2012	By:	/s/ Danny Wright
Danny Wright
Chief Executive Officer
(Principal Executive Officer)

May 14, 2012	By:	/s/ Brett Wimberley
Brett Wimberley
Chief Financial Officer
(Principal Financial Officer)